Form 10-Q
period 1996-06-30
MIDISOFT CORPORATION
filed 1996-08-08
CIK 882692

  ---------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                          or

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                    For The Transition Period From _____ to ______


                           Commission File Number 000-22172

                                 MIDISOFT CORPORATION
          (Exact name of small business issuer as specified in its charter)



                Washington                                  91-1345532
     (State of incorporation)               (I.R.S. Employer Identification No.)


                           1605 NW Sammamish Rd., Suite 205
                              Issaquah, Washington 98027
                       (Address of principal executive offices)

                                    (206) 391-3610
                             (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X     No
                                       -----      -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value; 4,691,066 shares outstanding as of July 16, 1996

  ---------------------------------------------------------------------------

                                 MIDISOFT CORPORATION
                                 INDEX TO FORM 10-QSB




                                                                    PAGE

                                        PART I

                                FINANCIAL INFORMATION

Item 1.  FinancialStatements(unaudited)..........................     3

         a)   Balance Sheets - June 30, 1996 and December 31, 1995

         b)   Statements of Operations - For the Three and
              Six Months Ended June 30, 1996 and 1995

         c)   Statements of Cash Flows - For the Six Months Ended
              June 30, 1996 and 1995

         d)   Notes to Financial Statements

Item 2.  Management's Discussion and Analysis  of Financial
         Condition or Plan of Operation..........................     8


                                       PART II

                                  OTHER INFORMATION

Item 1.       Legal Proceedings..................................    11

Item 2.       Changes in Securities..............................    11

Item 3.       Defaults Upon Senior Securities....................    11

Item 4.       Submission of Matters to a Vote of
              Security Holders ..................................    11

Item 5.       Other Information..................................    11

Item 6.       Exhibits and Reports on Form 8-K ..................    11


SIGNATURE                                                            12

ITEM 1.                          MIDISOFT CORPORATION

                                    BALANCE SHEET


                                        ASSETS

                                                   (Unaudited)     (Audited)
                                                   At June 30,  At December 31,
                                                      1996          1995
                                                 -------------  ---------------
Current assets:
   Cash and cash equivalents                     $  2,036,000     $  2,143,000
   Short term investments                                            1,540,000
   Accounts receivable - net of allowances of
    $1,417,000 in 1996 and $1,550,000 in 1995       1,210,000        2,329,000
   Inventories                                        335,000          494,000
   Prepaid expenses                                   349,000          266,000
                                                 -------------  ---------------
     Total current assets                           3,930,000        6,772,000
Property & equipment, net                             487,000          562,000
Capitalized software and other costs, net             791,000        1,230,000
                                                 -------------  ---------------
     Total assets                                $  5,208,000     $  8,564,000
                                                 -------------  ---------------
                                                 -------------  ---------------

                          LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                        $    208,000     $    429,000
   Accrued wages & payroll taxes                      181,000          260,000
   Other accrued expenses                           1,686,000        1,804,000
   Deferred revenue                                   906,000          807,000
                                                 -------------  ---------------

     Total current liabilities                      2,981,000        3,300,000
                                                 -------------  ---------------

Shareholders' equity
   Common stock, no par value; 10,000,000 shares
     authorized, 4,691,066 issued and
     outstanding in 1996 and 4,662,441
     issued and outstanding in 1995                17,178,000       17,106,000
   Retained deficit                               (14,951,000)     (11,842,000)
                                                 -------------  ---------------

     Total shareholders' equity                     2,227,000        5,264,000
                                                 -------------  ---------------

     Total liabilities and shareholders' equity  $  5,208,000     $  8,564,000
                                                 -------------  ---------------
                                                 -------------  ---------------



                   See accompanying notes to financial statements.


                                                            MIDISOFT CORPORATION
                                                          STATEMENTS OF OPERATIONS
                                                                 (Unaudited)





                                                                      Three Months Ended                      Six Months Ended
                                                                           June 30,                                June 30,
                                                                  -----------------------------------------------------------------
                                                                        1996           1995          1996          1995
                                                                  -----------------------------------------------------------------
Revenues                                                             $   491,000  $   1,119,000  $   1,003,000  $   3,227,000

Cost of revenues                                                     $   391,000  $     490,000       812,000       1,148,000
                                                                   --------------  -------------  -------------  -------------
Gross profit                                                             100,000        629,000        191,000      2,079,000
Operating expenses:
  Sales and marketing                                                $ 1,076,000  $   1,130,000      1,736,000      1,766,000
  General and administrative                                         $   637,000  $     691,000      1,220,000        950,000
  Research and development                                           $   204,000  $     395,000       422,000         619,000
                                                                   -------------  -------------   -------------  ------------
    Total operating expenses                                           1,917,000      2,216,000      3,378,000      3,335,000
                                                                   -------------  -------------   -------------  ------------
Operating loss                                                        (1,817,000)    (1,587,000)    (3,187,000)    (1,256,000)
Interest and other income                                            $    33,000   $    115,000         78,000        249,000
                                                                   -------------   ------------    ------------  ------------
Loss before taxes                                                     (1,784,000)    (1,472,000)    (3,109,000)    (1,007,000)
Provision for income taxes                                           $         -   $   (482,000)             -       (326,000)
                                                                   -------------   ------------   -------------  ------------
Net loss                                                             $(1,784,000)  $   (990,000)  $ (3,109,000) $    (681,000)
                                                                   -------------   ------------   -------------  ------------
                                                                   -------------   ------------   -------------  ------------
Net loss per share                                                   $     (0.38)  $     (0.22)       $  (0.66)   $     (0.15)
                                                                   --------------  -------------   ------------  ------------
                                                                   --------------  -------------   ------------  ------------

Weighted average shares outstanding                                    4,673,000      4,461,000      4,677,000      4,519,000
                                                                   --------------   ------------    ------------  ------------
                                                                   --------------   ------------    ------------  ------------


                   See accompanying notes to financial statements.

                                 MIDISOFT CORPORATION
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                     Six Months Ended
                                                         June 30,
                                               ----------------------------
                                                     1996            1995
                                               ----------------------------
Cash flows from operations:

  Net loss                                     $  (3,109,000)   $  (681,000)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation & amortization                      565,000        423,000
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable, net                     1,119,000         26,000
      Inventories                                    159,000         24,000
      Prepaids and other                             (83,000)       (71,000)
    INCREASE (DECREASE) IN LIABILITIES:
      Trade accounts payable                        (221,000)        59,000
      Accrued wages & payroll taxes                  (79,000)       52,000
      Other accrued expenses                        (118,000)       (26,000)
      Deferred income taxes                                -       (344,000)
      Deferred revenue                                99,000       (195,000)
                                                  ----------       ---------
        Total adjustments                          1,441,000        (52,000)
                                                  ----------       ---------
        Net cash (used) for operations            (1,668,000)      (733,000)
                                                  ----------       ---------
Cash from/(used for) investments:
  Redemption of short term investments             1,540,000              -
  Additions to plant & equipment                     (51,000)      (314,000)
  Capitalized software                                     -     (1,356,000)
        Net cash from/(used for) investments       1,489,000     (1,670,000)
Cash flows from financing:
  Stock options exercised                             72,000         27,000
        Net cash provided by financing                72,000         27,000
Net change in cash and cash equivalents             (107,000)    (2,376,000)
Cash and cash equivalents, beginning of year       2,143,000      9,601,000
                                                  -----------    ----------
                                                  -----------    ----------
Cash and cash equivalents, end of period       $  2,036,000$      7,225,000
                                                  -----------    ----------
                                                  -----------    ----------
Supplemental cash flow information:
  Income taxes paid                            $           -         $2,000
  Common stock issued for purchase
  of other assets                              $           -   $  1,991,000
                                                 -----------     ----------
                                                 -----------     ----------


                   See accompanying notes to financial statements.

                                 MIDISOFT CORPORATION
                       NOTES TO UNAUDITED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


INTERIM FINANCIAL INFORMATION

     The condensed financial statements included herein have been prepared by Midisoft Corporation (the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the results for the interim periods presented. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's 1995 audited financial statements included in its Annual Report on Form 10-KSB filed March 29, 1996.

     The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full calendar year.

ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

     Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:



                                                  JUNE 30,      DECEMBER 31,
                                                   1996             1995
                                                   ----             ----
     OEM                                        $  1,925,000   $  2,398,000
     RESELLERS AND OTHER                             702,000      1,481,000
                                                ------------   ------------
     SUBTOTAL                                      2,627,000      3,879,000
     LESS:  ALLOWANCE FOR DOUBTFUL ACCOUNTS       (1,297,000)    (1,120,000)
            ALLOWANCE FOR SALES RETURNS             (120,000)      (430,000)
                                                ------------   ------------
     TOTAL ACCOUNTS RECEIVABLE                  $  1,210,000   $  2,329,000
                                                ------------   ------------
                                                ------------   ------------

     Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At June 30, 1996, OEM accounts receivable amounts not yet due were $87,000, equal to 5% of total OEM receivables compared to $971,000, equal to 40% at December 31, 1995. Reseller payment terms typically are standardized and similar to those given software distributors. At June 30, 1996, reseller accounts receivable amounts not yet due were $153,000, equal to 22% of total reseller receivables compared to $421,000, equal to 28% at December 31, 1995.

     The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, Singapore, Korea and Japan. Domestic customers comprised $1,663,000 of accounts receivable at June 30, 1996 compared to $2,769,000 at December 31, 1995. Foreign customers comprised $964,000 of accounts receivable at June 30, 1996 compared to $1,110,000 at December 31, 1995.

INCOME TAXES

     No income taxes are payable at June 30, 1996, as a result of the Company's year-to-date loss. The Company had Federal net operating losses at December 31, 1995 of approximately $11.3 million that will reduce taxes due in future periods and expire beginning in 2008.

CAPITALIZED SOFTWARE AND OTHER COSTS

     Capitalized software and other costs, net as of June 30, 1996 consist of purchased software technology, purchased contract software technology and capitalized software developments costs. No such costs have been capitalized in 1996.


     Capitalized software and other costs are summarized as follows:

                                                  JUNE 30,         DECEMBER 31,
                                                    1996              1995
                                                    ----              ----
     Purchased software technology, net of
       accumulated amortization of $294,000
       and $177,000, respectively, in
       1996 AND 1995                              $  311,000     $  428,000
     Purchased contract software technology,
       net of accumulated amortization of
       $269,000 and $131,000, respectively, in
       1996 and 1995                                 226,000        364,000
     Capitalized software development costs,
       net of accumulated amortization of
       $323,000 and $139,000, respectively, in
       1996 and 1995                                 254,000        438,000
                                                  ----------   ------------
         Total capitalized software               $  791,000   $  1,230,000
                                                  ----------   ------------
                                                  ----------   ------------

OTHER ACCRUED EXPENSES


The following table summarizes the components of the other current liabilities:

                                                  June 30,     December 31,
                                                   1996           1995
                                                   ----           ----
          Shareholder litigation settlement     $  1,544,000   $  1,644,000
          Other accrued expenses                     142,000        160,000
                                                 -----------     ----------
                                                $  1,686,000   $  1,804,000
                                                 -----------     ----------
                                                 -----------     ----------

The shareholder litigation settlement is comprised of 650,000 shares of the Company's common stock expected to be issued in the third quarter of 1996. The cash payment portion of the settlement, in the amount of $100,000, was made in May 1996.

LITIGATION

     On February 26, 1996, the Company settled the shareholders' class action lawsuit which had been filed against it in March 1995. See "PART II, ITEM 1. Legal Proceedings".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

GENERAL

     The Company is a leading provider of innovative applications for the use of sound on the personal computer (PC). The Company was incorporated in Washington in 1986 and introduced its first product, METATRAK, the precursor to Studio, in that year. The Company has focused its product lines to include music learning and creativity and the integration of sound and media in today's PC environment. The Company divides these product lines into two development categories, music products and strategic products. The Company's music products enable users to enjoy, explore, learn, create and share music. The Company pioneered the development of MIDI technology, including the ability of users to instantly view musical notation of sounds played through a piano keyboard, or other MIDI-equipped instrument, linked to a PC. Midisoft's strategic products promote the convergence of sound with other technologies into the personal computer desktop. The products allow users to enhance their computing experience, and to communicate more effectively with and through computers. The Company markets its products on a worldwide basis to (i) original equipment manufacturers
(OEMs), which "bundle" one or more of Midisoft's products with their own products, (ii) distributors and resellers, which directly supply the retail distribution channel, and (ii) end users, catalog companies, and businesses.

     Sales to software distributors and resellers, together with direct sales, represented 53% and 72% of revenues in the three and six months ended June 30, 1996, and OEM sales represented 47% and 28% during the same periodS. International sales accounted for 24% and 16% of the Company's revenues during the three and six months ended June 30, 1996. Midisoft's customer base tends to vary from period to period as it establishes new relationships in each of its customer segments. During the three and six months ended June 30, 1996, two different software distributors individually accounted for greater than 10% of the Company's total revenues, collectively accounting for 26% and 39%, respectively.

     The Company's revenues include sales of software, software licenses and services, less promotional discounts, refunds and sales return reserves. Cost of revenues includes the costs of manuals, diskettes and duplication, packaging materials, assembly, paper goods, shipping and amortization of purchased software technology and capitalized software development costs. Cost of revenues as a percentage of sales is lower for OEM sales than for distributor and direct sales because few direct costs are involved. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, customer service and technical support costs, advertising and promotion expenses. General and administrative expenses consist of salaries of administrative personnel, legal and accounting costs and cost of the facilities. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts. Software development costs are expensed as incurred, until technological feasibility is established, after which any additional costs will be capitalized until the software is ready for release. No software development costs have been capitalized in 1996. Amortization of capitalized software development costs begins when the related product is available for release to customers.

     Revenues from sales to distributors and resellers and direct sales are recognized when products are shipped. The Company's software sales agreements generally do not involve any significant obligations to customers subsequent to delivery. Revenues from products licensed to OEMs, consisting of one-time license fees, are recognized at the time the software master is delivered and when the criteria for fixed fee revenue recognition under Statement of Position No. 91-1 "Software Revenue Recognition" are satisfied. Additional royalty use or unit copy royalty fees are recognized when they are received pursuant to license agreements.

SEASONALITY

     Sales to distributors tend to be greater in the fourth and first quarters as consumers buy software to supplement their holiday computer hardware purchases. OEM sales tend to be unpredictable with no particular seasonal pattern. Direct sales generally increase when software upgrades become available.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1996 TO 1995

     Revenues for the three months ended June 30, 1996 were $491,000, a decrease of $628,000, compared to $1.1 million for the same period in 1995. Revenues for the six months of 1996 were $1.0 million, a decrease of $2.2 million or 69%, compared to $3.2 million for the same period in the prior year. Sales to software distributors and resellers, together with direct sales were $260,000 and $724,000 which represented 53% and 72% of revenues in the three and six months ended June 30, 1996, respectively, while such sales represented 38% and 48% of revenues for the same periods in 1995. OEM sales of $230,000 and $278,000 represented 47% and 28% in the three and six months ended June 30, 1996, respectively, while such sales represented 62% and 52% of revenues for the same periods in 1995. International sales accounted for 24% and 16% of the Company's revenues for the three and six months ended June 30, 1996 and accounted for 22% and 20% for the same periods in 1995. The decrease in revenues for the quarter ended June 30, 1996 was due to the anticipation of the four new product releases scheduled for July 1996.

     Gross profit for the three months ended June 30, 1996 was $100,000, a decrease of $529,000, compared to $629,000 for the same period the prior year. Gross profit for the six months of 1996 was $191,000, a decrease of $1.9 million as compared with $2.1 million for the same period the prior year. As a percentage of revenues, gross profit decreased to 20% in the three months ended June 30, 1996 from 56% in 1995. As a percentage of revenues, gross profit decreased to 19% in the six months ended June 30, 1996 from 64% in 1995. The reduced gross profit percentages for both the three and six month periods was primarily the result of reduced revenues. However, software amortization costs and royalty payments for the three months ended June 30, 1996 and 1995 were unchanged at $227,000. Software amortization costs and royalty payments for the six months ended June 30, 1996 were $483,000, an increase of $126,000 compared to $357,000 for the same period in the prior year.

     Sales and marketing expenses for the three months ended June 30, 1996 were $1,076,000, a decrease of $54,000, compared to $1,130,000 for the same period in the prior year. Sales and marketing expenses for the six months ended June 30, 1996 were $1,736,000, a decrease of $30,000 compared to $1,766,000 for the same period in the prior year. As a percentage of revenues, sales and marketing expenses increased to 219% in the three months ended June 30, 1996 from 101% for the same period in 1995. As a percentage of revenues, sales and marketing expenses increased to 173% in the six months ended June 30, 1996 from 55% for the same period in 1995. The sales and marketing expenses incurred during 1996 represent the base level of personnel, travel and advertising expenses necessary to sell the product lines. The increase in the second quarter reflects increased marketing expenditures as the Company prepares to launch new products in the third quarter of 1996.

     General and administrative expenses for the three months ended June 30, 1996 were $637,000, a decrease of $54,000, compared to $691,000 for the same period of the prior year. General and administrative expenses for the six months ended June 30, 1996 were $1,220,000 a increase of $270,000, compared to $950,000 for the same period in the prior year. As a percentage of revenues, these expenses for the three months ended June 30, 1996 increased to 130% in 1996 from 62% for the same period in 1995. As a percentage of revenues, general and administrative for the six months ended June 30, 1996 increased to 122% from 29% for the same period in 1995. The current expense represents the base level for the Company's general and administrative expense.

     Research and development expenses for the three months ended June 30, 1996 were $204,000, a decrease of $191,000, compared to $395,000 for the same period the prior year. As a percentage of revenues, research and development expenses increased to 41% in the three months ended June 30, 1995 from 35% for the same period in 1995. Research and development expenses for the six months ended June 30, 1996 were $422,000, a decrease of $197,000, compared to $619,000 for the same period the prior year. As a percentage of revenues, research and development expenses increased to 42% in the six months ended June 30, 1996 from 19% for the same period the prior year. Research and development costs in 1995 were substantially higher as a result of efforts to diversify the product line in the second and third quarters of that year.

     Interest and other income for the three months ended June 30,1996 was $33,000, compared to $115,000 for the same period the prior year. Interest and other income for the six months ended June 30, 1996 was $78,000, compared to $249,000 for the same period the prior year. The decrease in interest and other income is the result of the reduction of investments caused by the negative cash flow from operations of the Company.

     No income taxes are payable at June 30, 1996, as a result of the Company's year-to-date loss. The Company had Federal net operating losses at December 31, 1995 of approximately $11.3 million that will reduce taxes due in future periods and expire beginning in 2008.



LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company's principal sources of liquidity included cash, cash equivalents and short term investments of $2.0 and net accounts receivable of $1.2 million. This compares to cash, cash equivalents and short term investments of $3.7 million and net accounts receivable of $2.3 million at December 31, 1995. The decline in liquidity and capital resources is due largely to negative cash flow from operations as the result of unprofitable business decisions made in 1995 and the subsequent need for current management to restructure the Company and its product lines.

     The Company has a $3 million bank credit facility. The secured credit facility carries an interest rate of IBOR plus 2.5 percent. As of June 30, 1996, no amount was drawn under the credit facility.

     The Company's current liabilities at June 30, 1996 were $3.0 million compared to $3.3 million at December 31, 1995. The Company has had no long term debt since inception , and has no present commitments or agreements that could require any long-term debt to be incurred. As of June 30, 1996, working capital totaled $2.5 million (excluding $1.5 million in other accrued expenses which will be satisfied through the issuance of 650,000 shares of the Company's common stock.)

     Historically, the Company has relied on external sources of liquidity and the existing cash and cash equivalents consisting largely of proceeds remaining from the 1994 public offering. Although the current rate of cash consumption has decreased from the third and fourth quarters of 1995, the Company's future viability is dependent on the success of its latest product releases, or on its ability to obtain additional financing, neither of which can be assured.

     The Company is dependent to a material degree on OEM sales. These sales are concentrated in a small number of large customer contracts and tend to occur sporadically. OEM sales were adversely affected during the quarter ended March 31, 1996 by a reorganization of the Company's sales department and in the second quarter by the anticipation of Sound Bar, a primary OEM product offering, which was released in July 1996. If the Company is unable to close significant OEM contracts in the future, its results of operations and liquidity will be materially affected. If the sales increase fails to materialize, the Company's liquidity will be severely affected.

     The Company's operating activities used cash of $1,668,000 for the six month period ended June 30, 1996, reflecting the decrease in sales volume. The primary components of changes in working capital were operating losses of $3.1 million and a decrease in current liabilities of $319,000, mitigated by reductions in receivables of $1.1 million and inventories of $159,000.

     Cash used for investments totaled $51,000 for the six month period of 1996. These investments consisted of additions to equipment.

                                       PART II
                                  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On March 24, 1995 a shareholders' class action was filed against the Company and three of the Company's former officers. The complaint, captioned as SMITH, ET AL. V. MIDISOFT, ET AL., was filed in the United States District Court for the Western District of Washington. The action was brought on behalf of purchasers of the Company's Common Stock during the period April 26, 1994 to August 18, 1995, as extended. Among other things, the complaint alleged that the defendants made various misrepresentations and/or omissions with respect to the Company's business. On February 26, 1996 the parties entered into an agreement pursuant to which the case was settled subject to final court approval. Pursuant to the settlement agreement, the Company has paid $100,000 in cash and will issue 650,000 shares of Common Stock to the plaintiffs; the Company is also obligated to register the Common Stock under the Securities Exchange Act of 1933 in order to allow the plaintiffs to sell the stock. The Company expects to file a registration statement covering the Common Stock to be issued to the plaintiffs in 1996.

     The Company has been notified that the SEC is conducting an investigation into the events leading to the financial statement restatements by the Company last year. The Company is cooperating with the SEC and is unable to predict how long the investigation will continue or the ultimate outcome. However, management does not currently expect that the investigation will have a material adverse effect on the Company's financial condition or operating results.

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 19, 1996, the Company held its Annual Meeting of Shareholders. Shareholders of record on May 24, 1996, the record date, holding a total of 4,666,816 shares were eligible to vote on the two items presented. A total of 3,806,971 shares voted, equal to 81.6% of the shares outstanding on the record date, as shown below:

     ITEM NUMBER 1.  Election of Directors voted as follows:

               Stephen Sedmak          3,779,719 voted for; 27,252 withheld.
               A. Peter Parsons        3,779,719 voted for; 27,252 withheld.


     ITEM NUMBER 2.  Ratification of certain compensation to the Company's directors:  3,647,056 voted  for;  106,324 voted against;
                    53,591 abstained.


ITEM 5.   OTHER INFORMATION. - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a)   EXHIBITS - None

     b)   REPORTS ON FORM 8-K:

     Report filed on April 29, 1996, concerning the combined proforma financial statements, as of December 31, 1994, of Midisoft Corporation and AskMe Multimedia Inc. using the purchase method of accounting for acquisitions.

     Report filed on May 9, 1996, concerning the combined proforma financial statements, as of December 31, 1994, of Midisoft Corporation and Knowledge Engineering, Inc. using the purchase method of accounting for acquisitions.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MIDISOFT CORPORATION
                                            (Registrant)

                                        Date:  July 26, 1996

                                        BY:   /s/  Melinda A. Bryden
                                           ---------------------------------
                                           Melinda A. Bryden, Vice President
                                           Finance and Chief Financial Officer