Form 10QSB
period 1996-09-30
MIDISOFT CORPORATION
filed 1996-11-13
CIK 882692

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For The Transition Period From       to
                                                -----    ------

                        Commission File Number 000-22172

                              MIDISOFT CORPORATION
        (Exact name of small business issuer as specified in its charter)



                 Washington                            91-1345532
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

                                 Yes   X     No
                                      ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Common stock, no par value; 4,691,066 shares outstanding
                              as of October 4, 1996

--------------------------------------------------------------------------------

                              MIDISOFT CORPORATION
                              INDEX TO FORM 10-QSB



                                                                            PAGE
                                                                            ----

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . .     3

          a)   Balance Sheets - September 30, 1996 and December 31, 1995

          b) Statements of Operations - For the Three and Nine Months Ended September 30, 1996 and 1995

          c) Statements of Cash Flows - For the Nine Months Ended September 30, 1996 and 1995

          d) Notes to Financial Statements - For the Three and Nine Months Ended September 30, 1996 and 1995

Item 2.   Management's Discussion and Analysis  of Financial Condition or
               Plan of Operation . . . . . . . . . . . . . . . . . . . . .     8


                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .    11

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . .    11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .    11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .    11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . .    11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    11


SIGNATURE                                                                     12

ITEM 1.                       MIDISOFT CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                   (Unaudited)           (Audited)
                                                                 At September 30,     At December 31,
                                                                       1996                1995
                                                                 ---------------     ---------------
Current assets:
  Cash and cash equivalents                                         $    928,000        $  2,143,000
  Short term investments                                                                   1,540,000
  Accounts receivable - net of allowances of
    $1,131,000 in 1996 and $1,550,000 in 1995                          1,471,000           2,329,000
  Inventories                                                            498,000             494,000
  Prepaid expenses                                                       324,000             266,000
                                                                 ---------------     ---------------
    Total current assets                                               3,221,000           6,772,000
Property & equipment, net                                                450,000             562,000
Capitalized software and other costs, net                                609,000           1,230,000
                                                                 ---------------     ---------------
    Total assets                                                    $  4,280,000        $  8,564,000
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------

                       LIABILITIES & SHAREHOLDERS' EQUITY


Current liabilities:
  Trade accounts payable                                            $    158,000        $    429,000
  Accrued wages & payroll taxes                                          183,000             260,000
  Other accrued expenses                                               1,666,000           1,804,000
  Deferred revenue                                                       914,000             807,000
                                                                 ---------------     ---------------
    Total current liabilities                                          2,921,000           3,300,000
                                                                 ---------------     ---------------
Shareholders' equity
  Common stock, no par value; 10,000,000 shares authorized,
    4,691,066 issued and outstanding in 1996 and
    4,662,441 issued and outstanding in 1995                          17,178,000          17,106,000
  Retained deficit                                                   (15,819,000)        (11,842,000)
                                                                 ---------------     ---------------
    Total shareholders' equity                                         1,359,000           5,264,000
                                                                 ---------------     ---------------
    Total liabilities and shareholders' equity                      $  4,280,000        $  8,564,000
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------


                 See accompanying notes to financial statements

                              MIDISOFT CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended             Nine Months Ended
                                             September 30,                  September 30,
                                      ---------------------------   ---------------------------
                                          1996           1995           1996           1995
                                      ------------   ------------   ------------   ------------
Revenues                               $ 1,158,000    $ 1,234,000    $ 2,161,000    $ 4,461,000
Cost of revenues                           588,000        552,000      1,400,000      1,700,000
                                      ------------   ------------   ------------   ------------
Gross profit                               570,000        682,000        761,000      2,761,000
Operating expenses:
  Sales and marketing                      723,000      1,182,000      2,459,000      2,948,000
  General and administrative               488,000      1,804,000      1,708,000      2,754,000
  Research and development                 244,000        603,000        666,000      1,222,000
  Restructuring charge                                  2,369,000                     2,369,000
                                      ------------   ------------   ------------   ------------
     Total operating expenses            1,455,000      5,958,000      4,833,000      9,293,000
                                      ------------   ------------   ------------   ------------
Operating loss                            (885,000)    (5,276,000)    (4,072,000)    (6,532,000)
Interest and other income                   17,000         90,000         95,000        339,000
                                      ------------   ------------   ------------   ------------
Loss before taxes                         (868,000)    (5,186,000)    (3,977,000)    (6,193,000)
Provision for income taxes                       -        326,000              -              -
                                      ------------   ------------   ------------   ------------
Net loss                               $  (868,000)   $(5,512,000)   $(3,977,000)   $(6,193,000)
                                      ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------

Net loss per share                     $     (0.19)   $     (1.23)   $     (0.85)   $     (1.37)
                                      ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------

Weighted average shares outstanding      4,691,000      4,497,000      4,677,000      4,512,000
                                      ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------



                 See accompanying notes to financial statements

                              MIDISOFT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Nine Months Ended
                                                                             September 30,
                                                                  ----------------------------------
                                                                       1996                1995
                                                                  --------------      --------------
CASH FLOWS FROM OPERATIONS:
  Net loss                                                          $ (3,977,000)       $ (6,193,000)
                                                                  --------------      --------------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation & amortization                                         792,000             914,000
     Deferred rent provision                                                                  46,000
     Writedown of capitalized software                                                     2,369,000
     (INCREASE) DECREASE IN ASSETS:
       Accounts receivable, net                                          858,000             386,000
       Inventories                                                        (4,000)           (226,000)
       Prepaid expenses                                                  (58,000)             83,000
     INCREASE (DECREASE) IN LIABILITIES:
       Trade accounts payable                                           (271,000)             82,000
       Accrued wages & payroll taxes                                     (77,000)            367,000
       Other accrued expenses                                           (138,000)            407,000
       Deferred income taxes                                                   -             (18,000)
       Deferred revenue                                                  107,000                   -
                                                                  --------------      --------------
           Total adjustments                                           1,209,000           4,410,000
                                                                  --------------      --------------
           Net cash (used) for operations                             (2,768,000)         (1,783,000)
                                                                  --------------      --------------
CASH FROM/(USED FOR) INVESTMENTS:
  Redemption of short term investments                                 1,540,000                   -
  Additions to plant & equipment                                         (59,000)           (400,000)
  Captialized software                                                         -          (2,384,000)
                                                                  --------------      --------------
           Net cash from/(used for) investments                        1,481,000          (2,784,000)
                                                                  --------------      --------------
CASH FLOWS FROM FINANCING:
  Stock options exercised                                                 72,000              29,000
  Stock buyback                                                                -             (17,000)
                                                                  --------------      --------------
           Net cash provided by financing                                 72,000              12,000
                                                                  --------------      --------------
Net change in cash and cash equivalents                               (1,215,000)         (4,555,000)
Cash and cash equivalents, beginning of year                           2,143,000           9,601,000
                                                                  --------------      --------------
Cash and cash equivalents, end of period                            $    928,000        $  5,046,000
                                                                  --------------      --------------
                                                                  --------------      --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                                 $          -        $      2,000
  Common stock issued for purchase of other assets                  $          -        $  1,991,000
                                                                  --------------      --------------
                                                                  --------------      --------------


                 See accompanying notes to financial statements

                              MIDISOFT CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


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

     The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full calendar year.

ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

     Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:


                                               September 30,       December 31,
                                                   1996                1995
                                                   ----                ----
     OEM                                        $  1,689,000       $  2,398,000
     Resellers and other                             913,000          1,481,000
                                              --------------     --------------
       Subtotal                                    2,602,000          3,879,000
     Less: Allowance for doubtful accounts          (895,000)        (1,120,000)
           Allowance for sales returns              (236,000)          (430,000)
                                              --------------     --------------
       Total accounts receivable                $  1,471,000       $  2,329,000
                                              --------------     --------------
                                              --------------     --------------


     Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At September 30, 1996, OEM accounts receivable amounts not yet due were $329,000, equal to 19.5% of total OEM receivables compared to $971,000, equal to 40% at December 31, 1995. Reseller payment terms typically are standardized and similar to those given software distributors. At September 30, 1996, reseller accounts receivable amounts not yet due were $776,000, equal to 85% of total reseller receivables compared to $421,000, equal to 28% at December 31, 1995.

     The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, Singapore, Korea and Japan. Domestic customers comprised $1,812,000 of accounts receivable at September 30, 1996 compared to $2,769,000 at December 31, 1995. Foreign customers comprised $790,000 of accounts receivable at September 30, 1996 compared to $1,110,000 at December 31, 1995.

INCOME TAXES

     No income taxes are payable at September 30, 1996, the result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1995 of approximately $11.3 million that will reduce taxes due in future periods and expire beginning in 2008.

CAPITALIZED SOFTWARE AND OTHER COSTS

     Capitalized software and other costs are summarized as follows:


                                               September 30,      December 31,
                                                   1996               1995
                                                   ----               ----
     Purchased software technology, net of
      accumulated amortization of $353,000
      and $177,000, respectively, in 1996
      and 1995                                 $     252,000      $    428,000
     Purchased contract software technology,
      net of accumulated amortization of
      $337,000 and $131,000, respectively,
      in 1996 and 1995                               157,000           364,000
     Capitalized software development costs,
      net of accumulated amortization of
      377,000 and $139,000, respectively,
      in 1996 and 1995                               200,000           438,000
                                              --------------     --------------
        Total capitalized software             $     609,000      $  1,230,000
                                              --------------     --------------
                                              --------------     --------------


OTHER ACCRUED EXPENSES

The following table summarizes the components of the other current liabilities:


                                               September 30,      December 31,
                                                   1996               1995
                                                   ----               ----
     Shareholder litigation settlement         $   1,544,000      $   1,644,000
     Other accrued expenses                          122,000            160,000
                                              --------------     --------------
                                               $   1,666,000      $   1,804,000
                                              --------------     --------------
                                              --------------     --------------


The shareholder litigation settlement is comprised of 650,000 shares of the Company's common stock expected to be issued in the fourth quarter of 1996. The cash payment portion of the settlement in the amount of $100,000 was made in May, 1996.

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

     Sales to software distributors and resellers, together with direct sales, represented 60% and 65% of revenues in the three and nine months ended September 30, 1996, and OEM sales represented 40% and 35% during the same periods. International sales accounted for 18% and 17% of the Company's revenues during the three and nine months ended September 30, 1996. Midisoft's customer base tends to vary from period to period as it establishes new relationships in each of its customer segments. During the three months ended September 30, 1996, two different software distributors individually accounted for greater than 10% of the Company's total revenues, collectively accounting for 25%. During the three months ended September 30, 1996, one OEM customer accounted for 11% of the Company's total revenues.

     The Company's revenues include sales of software, software licenses and services, less returns and sales return reserves. Cost of revenues includes the costs of manuals, diskettes and duplication, packaging materials, assembly, paper goods, shipping and amortization of purchased software technology and capitalized software development costs. Cost of revenues as a percentage of sales is lower for OEM sales than for distributor and direct sales because few direct costs are involved. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, customer service and technical support costs and advertising and promotion expenses. General and administrative expenses consist of salaries of administrative personnel, legal and accounting costs of litigation. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts. Software development costs are expensed as incurred, until technological feasibility is established, after which any additional costs may be capitalized until the software is ready for release. Amortization of capitalized software development costs begins when the related product is available for release to customers.

     Revenues from sales to distributors and resellers and direct sales are recognized when products are shipped. The Company's software sales agreements generally do not involve any significant obligations to customers subsequent to delivery. Revenues from products licensed to OEMs, consisting of one-time license fees, are recognized at the time the software master is delivered and when the criteria for fixed fee revenue recognition under Statement of Position No. 91-1 "Software Revenue Recognition" are satisfied. Additional royalty use or unit copy royalty fees are recognized when they are received pursuant to license agreements upon notification of shipment from OEMs.

SEASONALITY

     Sales to distributors tend to be greater in the fourth and first quarters as consumers buy software to supplement their holiday computer hardware purchases. OEM sales are concentrated in a small number of large customer contracts and tend to occur sporadically. Direct sales generally increase when software upgrades become available.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 TO 1995

     Revenues for the three months ended September 30, 1996 were $1,158,000, a decrease of $76,000, compared to $1,234,000 for the same period in 1995. Revenues for the nine months ended September 30, 1996 were $2,161,000, a decrease of $2,300,000 or 52%, compared to $4,461,000 for the same period in the prior year. Sales to software distributors and resellers, together with direct sales were $691,000 and $1,415,000 represented 60% and 65% of revenues in the three and nine months ended September 30, 1996, respectively, while such sales represented 10% and 38% of revenues for the same periods in 1995. OEM sales of $468,000 and $746,000 represented 40% and 35% in the three and nine months ended September 30, 1996, respectively, while such sales represented 90% and 62% of revenues for the same periods in 1995. International sales accounted for 18% and 17% of the Company's revenues for the three and nine months ended September 30, 1996 and accounted for 12% and 19% for the same periods in 1995. Four new products were released by the Company at the end of July, 1996 which the Company expects to result in an increase in domestic distributor sales. One of these products is also expected to favorably impact OEM domestic and international revenues.

     Gross profit for the three months ended September 30, 1996 was $570,000, a decrease of $112,000, compared to $682,000 for the same period the prior year. Gross profit for the nine months ended September 30, 1996 was $761,000, a decrease of $2,000,000 as compared with the same period the prior year. As a percentage of revenues, gross profit decreased to 49% in the three months ended September 30, 1996 from 55% in 1995. As a percentage of revenues, gross profit decreased to 35% in the nine months ended September 30, 1996 from 62% in 1995. The reduced gross profit percentages for both the three and nine month periods were primarily the result of a change to the product mix to increase sales to distributors versus higher profit margin sales to OEM. Software amortization costs for the three months ended September, 1996 fell to $193,000 as compared with $436,000 for the same period during 1995. Software amortization costs for the nine months ended September 30, 1996 decreased to $621,000 as compared with $764,000 for the same period in the prior year.

     Sales and marketing expenses for the three months ended September 30, 1996 were $723,000, a reduction of $459,000, compared to $1,182,000 for the same period in the prior year. Sales and marketing expenses for the nine months ended September 30, 1996 were $2,459,000, a decrease of $489,000 compared to $2,948,000 for the same period in the prior year. As a percentage of revenues, sales and marketing expenses decreased to 62% in the three months ended September 30, 1996 from 96% for the same period in 1995. As a percentage of revenues, sales and marketing expenses increased to 114% in the nine months ended September 30, 1996 from 66% for the same period in 1995. The sales and marketing expenses incurred during the nine months ended September 30, 1996 represent the base level of personnel, travel and advertising expenses necessary to sell the current product lines.

     General and administrative expenses for the three months ended September 30,1996 were $488,000, a decrease of $1,316,000, compared to $1,804,000 for the same period of the prior year. General and administrative expenses for the nine months ended September 30, 1996 were $1,708,000 a decrease of $1,046,000, compared to $2,754,000 for the same period in the prior year. As a percentage of revenues, these expenses for the three months ended September 30, 1996 decreased to 42% in 1996 from 146% for the same period in 1995. As a percentage of revenues, general and administrative for the nine months ended September 30, 1996 increased to 79% from 62% for the same period in 1995. The current expense represents base levels for the Company's general and administrative expenses.

     Research and development expenses for the three months ended September 30,1996 were $244,000, a decrease of $359,000, compared to $603,000 for the same period the prior year. As a percentage of revenues, research and development expenses decreased to 21% in the three months ended September 30, 1995 from 49% for the same period in 1995. Research and development expenses for the nine months ended September 30, 1996 were $666,000, a decrease of $556,000, compared to $1,222,000 for the same period the prior year. As a percentage of revenues, research and development expenses increased to 31% in the nine months ended September 30, 1996 from 27% for the same period the prior year. Research and development costs in 1995 were substantially higher as the result of efforts to diversify the product line in the second and third quarters of that year.

     The Company incurred a restructuring charge of $2,369,000 for the nine months ended September 30, 1995 as a result of the writedown of capitalized software assets to net realizable value.

     Interest and other income for the three months ended September 30,1996 was $17,000, compared to $90,000 for the same period the prior year. Interest and other income for the nine months ended September 30, 1996 was $95,000, compared to $339,000 for the same period the prior year. The decrease in income is the result of the reduction of investments caused by the negative cash flow from operations of the Company.

     No income taxes are payable at September 30, 1996, the result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1995 of approximately $11,300,000. The net operating losses will reduce taxes due in future periods and begin to expire in 2008.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $928,000 and net accounts receivable of $1,471,000. This compares to cash, cash equivalents and short term investments of $3,683,000 and net accounts receivable of $2,329,000 at December 31, 1995. The decline in liquidity and capital resources is due largely to negative cash flow from operations as the result of unprofitable business decisions made in 1995 and the subsequent need for current management to restructure the Company and its product lines. Management believes that the Company has established conservative allowances for doubtful accounts and returns.

     The Company's current liabilities at September 30, 1996 were $2,921,000 compared to $3,300,000 at December 31, 1995. The Company has had no long term debt since inception, and has no present commitments or agreements that could require any long-term debt to be incurred. As of September 30, 1996, working capital totaled $1,844,000, excluding accrued expenses of $1,544,000 to be satisfied through the issuance of common stock.

     Historically, the Company has relied on external sources of liquidity and the existing cash and cash equivalents consisting largely of proceeds remaining from the 1994 public offering. Although the current rate of cash consumption has decreased from the third and fourth quarters of 1995, the Company's future viability is dependent on the success of its latest product releases or on its ability to obtain additional financing, none of which can be assured.

     The Company is dependent to a material degree on OEM sales. These sales are concentrated in a small number of large customer contracts and tend to occur sporadically. OEM sales were adversely affected during the quarter ended March 31, 1996 by a reorganization of the Company's sales department and in the second quarter by the anticipated release of Sound Bar, the primary OEM product, which was released in July, 1996. If the Company is unable to close significant OEM contracts in the future, its results of operations and liquidity will be materially affected. If the sales increase fails to materialize, the Company's liquidity will be severely affected.

     The Company's operating activities used cash of $2,768,000 for the nine month period ended September 30, 1996, reflecting increased working capital needs as a result of the introduction of new products during the third quarter. The primary components of changes in working capital were operating losses of $3,977,000 and a decrease in current liabilities of $379,000 mitigated principally by a decrease in gross receivables of $1,277,000.

     Cash from investments was $1,540,000, consisting of the redemption of short term investments. Cash used for investments totaled $59,000 for the nine months ended September, 1996. These investments consisted of additions to equipment.


SUBSEQUENT EVENTS

     In October, 1996, the Company raised $1,100,000 through the sale of 1,100 shares of Preferred Stock as Series A Convertible Preferred Stock (the "Series A Preferred Stock"). All 1,100 shares were issued at a price of $1,000 per share in an offshore private placement made to two investors. The Series A Preferred Stock is convertible at the holder's option into shares of Common Stock at a price which is equal to the lesser of 85% of the closing bid as of the date of conversion or 100% of the closing bid price of the Common Stock as of the date of issuance of the Series A Preferred Stock. The holders have the right to convert one-third of their shares commencing 60 days after the date of issuance; one-third of their shares commencing 90 days after the date of issuance; and one-third of their shares commencing 120 days after the date of issuance. The Series A Preferred Stock is also subject to mandatory conversion two years after its date of issuance based upon the conversion formula described above. Holders of the Series A Preferred Stock are entitled to an 8% cumulative dividend payable in Common Stock at the time of conversion. At the time of conversion, the Company is also obligated to issue one warrant (the "Warrant") with respect to each share of Common Stock which is issued. Each Warrant will entitle the holder to purchase one share of Common Share at a price equal to 200% of the closing bid price of the Common Stock as of the date of issuance of the Series A Preferred Stock. The Warrants shall be exercisable for two years.

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

     The SEC has concluded its investigation into the restatement of the Company's financial statements for the year ended December 31, 1994 and the Company has entered into a settlement agreement with the SEC. Pursuant to the settlement agreement the Company, without admitting or denying any of the SEC's findings, was ordered to cease and desist from permitting or causing any violation of certain reporting and accounting requirements contained in the federal securities laws. The settlement is not expected to effect the Company's future operating results. The Company believes that the SEC investigation has encompassed the participation of Raymond Bily in events leading to the restatement of Company financial statements. The Company expects that Mr. Bily will make an offer of settlement to the SEC. Mr. Bily's term as a director of the Company expires in 1997, and the Board of Directors has determined that he will not be renominated.

TEM 2.    CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -None

ITEM 5.   OTHER INFORMATION. - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a)   EXHIBITS:

          4.2  Designation of Rights and Preferences of Series A
               Convertible Stock

          4.3  Form of Subscription Agreement

          4.4  Form of Warrant

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MIDISOFT CORPORATION
                                            (Registrant)


                                        Date: November 8, 1996

                                        BY:    /s/ Melinda A. Bryden
                                           ---------------------------------
                                        Melinda A. Bryden, Vice President of
                                        Finance and Chief Financial Officer