Form 10KSB40
period 1996-12-31
MIDISOFT CORPORATION
filed 1997-04-15
CIK 882692

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the Fiscal Year Ended December 31, 1996 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number:  000-22172

                              MIDISOFT CORPORATION
        (Exact name of small business issuer as specified in its charter)


WASHINGTON                                              91-1345532
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                       1605 NW Sammamish Road, Suite 205,
                           Issaquah, Washington 98027
                    (Address of principal executive offices)

                                 (206) 391-3610
                           (Issuer's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                    -------------------
      None                                                     N/A

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $3,113,000.

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 1997 was $8,868,800 (based upon the closing sale price of $1.88 per share on the Nasdaq National Market on such date). Number of shares of Common Stock outstanding as of March 10, 1997: 5,624,951 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the definitive proxy statement to be filed in connection with the Company's 1997 Annual Meeting of Shareholders.

                              MIDISOFT CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . .      11

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .      11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .      12


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters. . . . . . . . . . . . . . . . . . . . . .      13

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . .      13

Item 7.   Financial Statements and Supplementary Data. . . . . . . . . .      17

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . . .      30


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the
          Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . .      31

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . .      31

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . .      31

Item 12.  Certain Relationships and Related Transactions . . . . . . . .      32

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .      32


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36

                                     PART I

ITEM 1.
BUSINESS

GENERAL

Midisoft is a leading provider of innovative applications and utilities for the control and use of sound on personal computers. The Company was founded in 1986 and has developed award-winning audio software products since that time. Over the past 11 years the total available market for these types of products has expanded dramatically from a very small segment of PCs used mainly by computer hobbyists into virtually each computer that ships from every system manufacturer. Sound on the PC has changed from a differentiating feature into a standard component on all hardware platforms and product lines. The emergence of the Internet has amplified this expansion and created the backbone with which sounds, voice messages and music can now be sent globally to enhance communication world-wide. As new technologies evolve, the Company believes it can continue to be the premiere provider of audio control expertise.

The precise science of managing and manipulating audio within the computing environment is a non-trivial engineering endeavor. The Company's eleven year development of its technology base in the programming of utilities and applications focused on sound, has provided a competitive advantage, enabling it to define and create products in an extremely efficient manner. This advantage allows the Company's product strategy to closely track with the very latest hardware developments which are now incorporating sound components at an ever increasing rate.

Working closely with major hardware manufacturers (OEMs) to supply the control software necessary to exploit the audio portion of their computers and peripherals provides the Company with a "technological heads-up" that is as desirable as it is unique. Strategic alliances with chip manufacturers give the Company a view into the future of near and mid-term engineering advancements that will eventually appear in desktop and laptop computers. Supplying this same control functionality as well as audio software applications to system makers provides the Company significant revenue opportunities and access to next year's computer designs today. And finally, applying this forward vision to the design of stand-alone software products to be sold directly to end-users via traditional retail channels or from a web site encompasses the entire spectrum of distribution.

MIDISOFT STRATEGIC PRODUCT LINE currently shipping consists of MIDISOFT AUDIOWORKS, MIDISOFT AUDIO POSTCARD, MIDISOFT SOUND BAR, and MIDISOFT MEDIAWORKS. Strategic Products in the stage of final development are MIDISOFT INTERNET MEDIA PLAYER and MIDISOFT DVD PLAYER. The available market for these titles alone is estimated to be in excess of 45 million computers in 1997. Derivatives and sub-sets of these products are expected to account for more than 65% of the Company's revenue in 1997. They will ship under new and existing contracts with products from standard PC manufacturers and others. The MIDISOFT DVD PLAYER for the PC will ship with one of the very first Digital Versatel Discs ("DVD") equipped PCs to enter the market.

MIDISOFT MUSIC PRODUCT LINE currently consists OF MIDISOFT STUDIO, MIDISOFT PLAY PIANO, MIDISOFT MIDIKIT, and FAMILY MUSIC CENTER and MIDISOFT DESKTOP SHEET MUSIC, the first in a new generation of Midisoft scaleable applications. Targeted at the $420 million per year category of printed music, MIDISOFT DESKTOP SHEET MUSIC features state of the art "Plug-in" technology as well as a feature set that should meet even the most demanding professionals needs. The Company's new technologies allow it to scale product offerings and feature sets to the needs of specific market segments or to the needs of individual OEM customers. Two additional products that will feature Midisoft's technology are:
MIDISOFT STUDIO 5.0, an upgrade to Midisoft's flagship product, and MIDISOFT TAPEDECK, a product aimed at the 66% of US musicians who are not keyboard players. The Company creates and markets these products to bring music education, music composition, and professional quality music creation to the average users desktop. This goal is complemented by the continued development of Midisoft's plug-in technology. Because the development cycle for application "Plug-ins" is very short in comparison to the development cycle for an application, the Company believes that it will have a competitive advantage by having shorter development cycles that bring new product offerings and new technologies to market faster than its competition. As new categories such as Internet media grow, the Company expects to aggressively pursue new music and audio opportunities.

MARKET OVERVIEW

Audio capabilities have moved from being a product differentiator to a base line standard for PC manufacturers. Traditionally the Company provided enabling software for audio to OEMs and application software to end-users. The Company has expanded its market vertically to integrate its enabling products back to the chip and card manufacturers and horizontally to third-party vendors. But end-user excitement over new technologies such as DVD, MMX, streaming audio/video has created pull-through demand for the Company's audio expertise. The Company does not attempt to create a market for its technology, instead focuses on trends established by industry leaders to create the direction for new products.

By establishing sales programs which focus on the chip manufacturer, the Company has expanded its market while maintaining its aim to be on all of the 77 million PCs expected to ship this year. The explosive growth of the Internet with seemingly endless content potential further qualifies the Company's product strategy, especially as blurring between computer and consumer uses as DVD, Digital Cameras and radio over the Internet becomes commonplace.

Market trends such as Intel's AC97 chip specification, which moves audio to a system requirement level, and the integration of increasingly higher speed modems into PCs allows the Company's software to be an economical and distinguishing solution. According to the Audit Bureau of Circulation, approximately 33% of US homes have PCs and 75% of those have modems. A recent survey by AT&T showed that nearly 40%of adult consumer expected to purchase something online in 1997. In another finding from AT&T, 70 percent of the consumers polled said they had shopped by telephone in the past year, averaging 16 purchases in which they gave out their credit card number.
These statistics indicate the consumer's readiness to shop online. The Company's audio solutions change the dynamics of Internet shopping, making it more appealing, more dramatic. The Company expects that Web sites without sound will soon go the way of silent movies.

MARKET SIZE

                                     [GRAPH]

     MILLIONS                      1996      1997      1998      1999      2000
PC Unit Shipments                    69        77        85        94       102
Number E-Mail Users                  60        80       130       180       200
PC's in Use                         222       256       290       324       358
% PC's with Internet Access         14%       25%       40%       56%       68%

The Company's potential market includes every new PC shipment. The Company can provide the enabling and application software that strengthens the chip/card manufacturer's and OEMs' ability to capitalize on the anticipated growth of audio functions that incorporate DVD, Internet and e-mail users. The Company's products provide product differentiation for chip/card manufacturers and OEMs while assisting them in bringing products to market faster. For example, DVD Players have high public awareness and have had a strong start in 1997 even without significant content available. Dataquest forecasts 2.1 million DVD Player units to ship this year increasing 500 percent in 1998 and 200 percent per year through 2001 with revenue exceeding $4 billion by 2000. The Company expects to be among the first to market as it ships its user interface with the STB Systems DVD card.

In 1996, music software became one of the top 10 applications of the year for the first time. Demographic studies indicate a correlation between PC/Internet users and musicians with a very strong tendency toward being upscale, professional and well educated.

PRODUCTS AND PRODUCT DESIGN

The continued growth of the Intel architecture has fueled the need for professional quality applications at the consumer level. With the rise of the Pentium and Pentium Pro series of processors with MMX technology, the Company expects that the average user will have a "Workstation" caliber machine on their desk by 1998. Professional users such as graphic and audio designers are also migrating to the Intel platform in greater numbers as the power of Intel offerings surpasses that of the Macintosh platform. The market has also seen a migration of professional music Studio users, a traditional Macintosh stronghold, to the Intel platform. The Company believes that its products, which are designed for the latest Intel technologies and offer ease of use which is superior to that of the Macintosh, are positioned to embrace these migrating users.

STRATEGY
The Company's strategy is to develop friendly, easy-to-use software that offers integrated access to a broad range of PC features not currently in use because end-users are either unaware of their existence or are incapable of utilizing them. The Company's strategy is built around six basic elements:

     EMPHASIZE SOFTWARE, NOT HARDWARE. The Company concentrates its development efforts on modular software to enable core functionality for the OEM and products for the end-user that can be quickly enhanced.
     USE STANDARD OPEN SYSTEMS. The Company's products use standard, rather than proprietary technology. As a result, the Company can rapidly adopt new PC based technologies and thereby leverage the substantial expenditures made by third parties who develop new technologies for the general PC environment.
        MAKE PRODUCTS EASY TO USE AND INSTALL. The Company strives to maximize ease of use for the end-user. The products are designed to be "intuitive" with features that can be readily used without special training
or manuals.   The Company believes that its reputation and experience with audio user interfaces has been instrumental in establishing OEM relationships with STB Systems and others.
     DEVELOP PRODUCTS CONCURRENT WITH MARKET LEADERS. By beginning the product development cycle with design sessions with industry leaders like Microsoft, Intel and Kodak, the Company is provided access to the latest in trends in technology and can begin creating product interfaces at the earliest point in the market adaptation of a new technology.
     INCREASE MARKET VISIBILITY. The Company has increased the visibility of its products by inclusion in chip manufacturers' reference kits. The Company achieves broad market coverage for its retail products primarily through the use of regional manufacturer's representative firms and large retail distributors such as Tech Data.
     MINIMIZE DISTRIBUTION OVERHEAD. The Company licenses its products internationally to in-country republishers who translate, manufacturer and distribute the products while paying the Company a royalty per unit. The Company has republishing agreements in Japan, Spain, Italy, Germany and France.

The following table provides the name, a short description, the target markets and channels of distribution for the Company's 1997 product line. The date following the product name indicates the release date. If such date is ITALICIZED, it refers to the expected release date or upgrade date of the Product.



STRATEGIC
PRODUCTS
------------------------------------------------------------------------------------------------------------------------------------
PRODUCT                 DESCRIPTION                                                           MARKET        INT'L   CHANNELS
                                                                                              CONSUMER              OEM
                                                                                                BUSINESS                RETAIL
                                                                                                                              DIRECT
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                MIDI, wave  audio and  CD audio  are  all supported  in  this         X      X        X      X      X     X
AUDIOWORKS PRO          powerful OEM program. The familiar  stereo rack provides many software sound tools, plus the flexibility to manage and edit
March, 1997             the entire spectrum of interactive multimedia audio data.
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                Audio Postcard  delivers   the ability  to embed  audio notes         X      X        X      X      X     X
AUDIO POSTCARD          into  pictures. Users can  add voice to  digital snapshots or video files.  It includes a  player to send  these files over
March, 1997             the Internet in a simple manner.
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                This product is a player  for the largest base of live  or on         X      X        X      X            X
INTERNET                demand audio  files on  the Internet,  Streamed files.   This
MEDIA PLAYER            player includes enhanced  functionality superior to competing products and allows the user to  organize audio playback over
March, 1997             the Web.
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                This product  provides the ability to control every aspect of         X      X        X      X      X     X
SOUND BAR 2.0           sound  from the desktop.   Users can send  Audio Mail, create
                        Audio Notes, annotate  digital pictures and video  with sound and send  them through the  Internet, play  CDs and  find any
March, 1997             sound or  music file on  their system  instantly, all  from a
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                This DVD player was created to ship with DVD card  makers who         X      X        X      X      X     X
DVD PLAYER              must have a utility to facilitate the complete control of the video files  on  DVD's.  It  will  include a  wide  range  of functions as well as  "heads-up" display capabilities to make
April, 1997             DVD use easy to use and powerful.
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                This product features  tool suites for  audio editing, media          X      X        X      X
MEDIAWORKS 2.0          integration and desktop telephony.  All of these features are accessed  through  a  graphical user  interface  resembling a modern  home  office.  In  addition,  it  provides convenient single  click  access  to many  of  the  Windows  95  utility
March, 1996             applications.
------------------------------------------------------------------------------------------------------------------------------------





MUSIC
PRODUCTS
------------------------------------------------------------------------------------------------------------------------------------
PRODUCTS               DESCRIPTION                                                           MARKET        INT'L   CHANNELS
                                                                                             CONSUMER              OEM
                                                                                               BUSINESS                RETAIL
                                                                                                                              DIRECT
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                The first  Windows  95  logo'd  music  application.    Studio         X               X      X      X     X
STUDIO 4.0              features real-time notation display of MIDI input, as well as
September, 1995         innovative software and  multi-track digital audio  recording and playback. MIDISOFT  STUDIO includes six  screen views  to
STUDIO 5.0              enhance the  users ability  to fine  tune their music,  and a
JUNE, 1997              professional quality digital audio editor.
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                State  of the  art music  publishing  is the  focus  of SHEET         X      X        X      X      X     X
SHEET MUSIC             MUSIC,  with  a  user  interface  that will  be  friendly  to
                        software   novices.   SHEET    MUSIC   features   exceptional
                        transcription  ability that  takes  Studio's "Realtime  sheet music"  to a whole  new level of  excellence while Midisoft's
                        PERFORMANCE  Sequencer-TM-  technology   turns  Midi playback
                        into an  experience that  is as intimate  and real as  a live
March, 1997             band in your living room.
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                The MIDI Kit's universal MIDI connector and MIDI editor allow         X      X        X             X     X
MIDI KIT 3.0            the  sound card  owner to  transform  a PC  into  a recording
July, 1996              studio.   Cables  connect the  PC's   sound  card to  a  MIDI
                        musical instrument. Recording Session Plus provides immediate
MIDI KIT 4.0            MIDI recording, composing and editing capability, as well  as
September, 1997         digital audio recording.
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                This  product  features  a  mixture  of  both  core  Midisoft         X               X      X      X     X
PLAY PIANO 2.0          technologies  and  new proprietary  technologies to  create a
July, 1996              truly interactive learning experience. Lessons are created in real-time, based on the student's needs. Any MIDI file can be imported and  Play Piano's artificial  intelligence instantly
PLAY PIANO 3.0          turn it  into a  custom lesson  for the student.  The product
September, 1997         ships with 40 songs and over 400 activities.
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                This product  incorporates MIDISOFT  PLAY PIANO  and MIDISOFT         X               X             X     X
FAMILY MUSIC            STUDIO with  a high  quality keyboard, MIDI  connector and  a
CENTER                  Connect  and  Play  video  to  become  an  all-in-one   music
July, 1996              solution.
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                Tapedeck is a multi-track digital audio recorder for  Windows         X      X        X      X            X
TAPE DECK               and will feature multi-track recording of CD quality  digital audio with Real-time EQ and reverberation for a target market
JULY, 1997              of non-MIDI musicians.
------------------------------------------------------------------------------------------------------------------------------------
Midisoft                This MIDI sequencer was originally created to serve the needs         X      X        X      X
RECORDING               of  OEM customers.  Its  many features  allow flexibility  in
SESSION                 editing,  recording  and  playback  using  MIDISOFT  STUDIO'S proprietary auto-notation and  animated note highlighting. It is available translated in other languages including: German,
September, 1995         French, Spanish and Japanese.
------------------------------------------------------------------------------------------------------------------------------------

                                                                               7

MARKETING, SALES AND DISTRIBUTION

The principal elements of the Company's marketing, sales and distribution strategy are as follows:

PRODUCT OFFERINGS:
     CHIP MANUFACTURERS - The Company has developed enabling software to enhance the unique functionality of chips, for example Opti and Chromatic utilize MIDISOFT SOUND BAR and MIDISOFT AUDIO WORKS, respectively to highlight their individual qualities.
     OEMS - The Company is increasing its Strategic Product offerings from two in 1996 to six in 1997. The OEM product offerings continue to include the music products which are gaining in popularity as a product differentiator. All of the products are compatible and allow the OEM a virtual menu from which to enhance their lines of PCs.
     THIRD PARTY MANUFACTURERS - Use of audio to increase product effectiveness and marketability has allowed the Company to leverage its audio expertise into digital camera applications with its MIDISOFT AUDIO POSTCARD and into Internet applications with its MIDISOFT INTERNET MEDIA PLAYER.
     END-USERS - Strategic products offered to end-users will be increased from one to five and the music products will include a major upgrade to the Company's flagship music product, MIDISOFT STUDIO and exciting new products including MIDISOFT DESKTOP SHEET MUSIC and MIDISOFT TAPE DECK.

DISTRIBUTION:
     CHIP MANUFACTURERS, OEMS, THIRD PARTY MANUFACTURERS - Distribution is direct through the Company's OEM sales force. The Company customarily supplies one master disk which the chip manufacturer, OEM or third party manufacturer duplicates.
     RETAIL CHANNEL - Distribution is direct through the Company's Retail Channel Sales group which is supplemented by third party Manufacturer's Representatives and large Distributors/Resellers. The Company has a stock-balancing program for its retail products that, under certain circumstances, allows for the exchange of products by resellers. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement of substantial price protection in subsequent periods. There is also a price protection program that allows the reseller a price reduction from the Company for unsold product. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and resellers inventories and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for the foreseeable future. Internationally, retail products are generally sold through republishers.
          The Company has an established base within computer software retail stores which in 1996 approximated 2,400 shelves. In 1997 the Company has expanded its presence into the Musical Instrument ("MI") stores. The Company currently has shelf space in two of the largest MI chains, Sam Ash and Guitar Center, as well as prominent regional MI resellers. Although the total MI channel approximates only 600 additional shelves. The Company believes that MI retailers generate higher sales per store than computer software retailers.
     DIRECT SALES - The Company also has an inside sales group that sells product directly to end-users through a toll-free number listed in advertising by the Company. This group is also responsible for targeted direct mail marketing and sells product upgrades and accessories to registered customers. Web sales are an increasingly important channel for the Company. It has developed its Internet web site to promote the complete product line and conduct secured on-line transactions. In addition, the Company has sublicensed certain of its downloadable software products to other Internet stores such as On-line Interactive and c / net.

CUSTOMER SUPPORT: The Company provides a high level of support across the distribution spectrum. Support includes on-site training for OEMs and Third Party Manufacturers, as well as on-going telephone support. In turn, these groups provide support for their customers directly. The Company also offers free support to end-users of its retail products.

STRATEGIC RELATIONSHIPS: The Company has entered into arrangements with third parties to jointly market their products with the Company's to expand distribution capabilities while providing a more comprehensive solution to end-users. Revenue from these relationships can be expected in the second quarter of 1997 and beyond.

     AT&T - The Company expects that AT&T will emerge as the nation's largest Internet service provider through its WorldNet Division. The Company bundles the WorldNet Internet access software with the MIDISOFT SOUND BAR product for marketing and press opportunities.
     KODAK - The Company includes a time-restricted version of SOUND BAR 2.0 that includes the new audio postcard drawer with Kodak's digital video camera.
     STB SYSTEMS - The Company believes that STB is the number one graphics card manufacturer in the world and the Company has created a strategic partnership to develop a complete DVD solution for inclusion in all STB's PC DVD shipments.

As part of its sales efforts, the Company generates a marketing database of registered users for direct mail opportunities. Further, the surveying of current users, collation of user feedback from technical support calls, input by OEM customers and the Company's sales force determines the features and function of the next set of product releases in the context of the Company's own strategic planning.

The Company markets its products principally by attending trade shows, advertising in periodicals oriented toward retailers and end-users, Web advertising and direct mailings. Marketing activities also focus on generating product reviews. In 1996 SOUND BAR received positive reviews from Newsweek, Businessweek, CNN Financial News, ABC Talk Radio and the Chicago Tribune. FAMILY MUSIC CENTER was the top pick or runner-up within the learning software category in Time Magazine, Parade Magazine and Family PC Magazine. Consumer exposure is critical in new product introduction and the Company estimates that these reviews generated over 50 million "impressions" in just the fourth quarter of 1996. Play Piano and Sound Bar captured two awards as Consumer Product of the Year and runner-up, respectively, from the Washington Software Association for 1996.

COMPETITION

The software market for audio and music on the PC is highly competitive and rapidly changing. The Company's competitors, many of which have greater financial, marketing and technical resources than the Company, offer similar products and target the same customers. The Company believes its ability to compete depends upon many factors within and outside its control, including the ability to offer product enhancements, functionality, performance, price, reliability, customer support, sales and marketing efforts and distribution. Although the Company believes it now has the products and employees to favorably compete on the basis of these factors, there can be no assurance that competition will not adversely affect future operating results or financial condition

MANUFACTURING

The Company is in the process of implementing a full turn-key manufacturing system which is expected to be complete during the second quarter of 1997. The manufacturing process for software involves the duplication of software code onto floppy diskettes or CD's, printing of packaging and documentation, and assembly of the final packaged product. Manufacturing volume can generally be increased rapidly to respond to increases in demand. To date, the Company has not encountered any material difficulties or delays in the manufacture and assembly of its products, and has experienced low returns due to product defects.

The Company also pursues Web sales whereby the products are downloaded directly to the consumer, thereby eliminating manufacturing concerns. OEM sales require the duplication of the software code onto a CD, generally referred to as a "golden master", which the OEM duplicates in accordance with its hardware shipments or loads directly onto the PC or card.

PROPRIETARY RIGHTS

The Company relies primarily on trade secret, trademark and copyright laws, treaties and contractual agreements, to protect its proprietary rights. The Company attempts to keep the results of its research and development programs proprietary to protect its marketed software products against misappropriation and infringement by third parties. However, there can be no assurance that the Company will in all instances be able to prevent others from misappropriating or infringing upon the Company's proprietary information and software products.

The Company intends to maintain the integrity of its tradename, trademarks, copyrights and other proprietary rights against unauthorized use and to protect against infringement and unfair competition where circumstances warrant.

Although the Company believes that its products do not infringe on any copyright or other proprietary rights of third parties, there are currently significant legal uncertainties relating to the application of copyright and patent law in the field of software. The Company has no assurance that third parties will not obtain, or do not have, patents covering features of the Company's products, in which event the Company or its customers might be required to obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, the Company may be required to alter certain products or stop marketing them.

EMPLOYEES

The Company, as of February 28, 1997, employed 45 employees. Of these, 12 are employed in administration, 17 in product development and 16 in sales and marketing. All of the employees are covered by confidentiality agreements, and no employee has an employment contract. None of the Company's employees are represented by a union or other bargaining group. The Company believes it maintains good employee relations.

DIVIDENDS

The Company has declared no dividends on its Common Stock since its inception. It is the present policy of the Company to retain earnings and capital for use in its business. Any payment of dividends on the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under debt obligations, as well as other factors that the Board of Directors may deem relevant.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and such statements are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the development of new music and strategic software products,
(ii) the expansion of domestic and international marketing, sales and distribution programs, (iii) the continued protection of proprietary technologies and (iv) the ability to fund continued operations out of existing working capital, additional capital infusion and cash flow from future operations. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the

Company would continue to develop and introduce new music and strategic software products on a timely basis, that rapid changes in technology would not make the Company's products obsolete or otherwise reduce their ability to compete in the marketplace, that competitive conditions within the industry would not change materially or adversely, that the use of multimedia PCs in homes and small offices would continue to grow, that management's decision to re-focus the Company's resources on music and sound products would reduce certain expenses from the levels which were experienced in 1995 and 1996, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


ITEM 2.
DESCRIPTION OF PROPERTY

The Company's principal offices are located in approximately 17,000 square feet of office space in Issaquah, Washington which the Company leases pursuant to a lease expiring in April 2002. The Company subleases approximately 5,700 square feet to short-term tenants for periods of 12 to 18 months. The Company currently receives $7,200 per month under sublease agreements. The Company considers its leased properties to be in good condition, well maintained, and generally suitable and adequate for its present and foreseeable future needs.


ITEM 3.
LEGAL PROCEEDINGS

On March 24, 1995 a shareholders' class action was filed against the Company and three of the Company's former officers. The complaint, captioned as SMITH, ET AL. V. MIDISOFT, ET AL., was filed in the United States District Court for the Western District of Washington. The action was brought on behalf of purchasers of the Company's Common Stock during the period April 26, 1994 to August 18, 1995, as extended. Among other things, the complaint alleged that the defendants made various misrepresentations and/or omissions with respect to the Company's business. On February 26, 1996 the parties entered into an agreement pursuant to which the case was settled subject to final court approval.
Pursuant to the settlement agreement, the Company was required to pay $100,000 cash and to issue 650,000 shares of Common Stock to the plaintiffs; the Company was also obligated to register the Common Stock under the Securities Exchange Act of 1933 in order to allow the plaintiffs to sell the stock. The Company filed a registration statement covering the Common Stock issued to the plaintiffs in the fourth quarter, 1996, and is proceeding with such registration.

The Securities and Exchange Commission ("SEC") has concluded its investigation into the restatement of the Company's financial statements for the year ended December 31, 1994. In anticipation of an administrative proceeding being commenced by the SEC alleging violation of certain reporting and accounting requirements, the Company entered into a settlement agreement with the SEC in October 1996. Pursuant to the settlement agreement, the Company, without admitting or denying any of the SEC's findings, was ordered to cease and desist from permitting or causing any violation of certain reporting and accounting requirements contained in the federal securities laws. The settlement has not had an adverse effect on the Company's operating results or financial condition.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET OF COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "MIDI". The following table sets forth the range of high and low closing bid prices, as reported by Nasdaq, from January 1, 1995 through December 31, 1996. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions. As of March 10, 1997, the number of holders of record of the Company's Common Stock was approximately 246. Since certain of the shares of Common Stock are held in street name, there may be additional beneficial holders of the Company's Common Stock.

                                                        High           Low
                                                        ----           ---
               1995
          First quarter                                12  1/4        8
          Second quarter                                9  1/4        7  1/2
          Third quarter                                 8  1/4        4  1/2
          Fourth quarter                                5  1/2        2  1/4

               1996
          First quarter                                 3  1/2        1  5/8
          Second quarter                                9  3/8        2  3/16
          Third quarter                                 5  7/8        3  1/4
          Fourth quarter                                5  1/8        2  1/8


DIVIDENDS. The Company has declared no dividends on its Common Stock since its inception. It is the present policy of the Company to retain earnings and capital for use in its business. Any payment of dividends on the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under debt obligations, as well as other factors that the Board of Directors may deem relevant.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO.

GENERAL

The Company's revenues include sales of software and software licenses net of sales returns. Cost of revenues includes the costs of manuals, diskettes and duplication, packaging materials, assembly, paper goods, shipping and amortization of software development costs.

Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development effort. Software development costs are expensed as incurred, until technological feasibility is established, after which any additional costs are capitalized until the software is available for release to customers. Capitalized software development costs consist of salaries and related benefits incurred in developing computer software after technological feasibility has been established. Amortization of capitalized software development costs begins when the related product is available for release to customers. The Company capitalized software development costs of approximately $331,000 in 1995. As a result of the highly competitive nature of the software business and rapid product development life cycles, no additional software development costs were capitalized in 1996. Purchased contract software technology costs represent development costs incurred by contract software engineers in developing computer software. The Company capitalized contract software technology costs of approximately

$1,069,000 in 1995. The Company has eliminated contract development, intending to focus on maintaining development expertise within the Company. No development costs were capitalized in 1996.

Revenue from products licensed to OEMs consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for fixed fee revenue recognition under Statement of Position No. 91-1 "Software Revenue Recognition" is satisfied. These criteria include, but are not limited to, delivery of the software master, the Company's lack of other significant obligations to the customer and a determination that the collectability of the amount due is probable. Contracts that do not meet the fixed fee revenue recognition criteria in SOP 91-1 are recognized as revenue on the installment basis as payments are received. Additional royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment from the OEMs. Revenue from sales to distributors, other resellers and end-users is recognized when products are shipped.

In September, 1995 the Company reduced its work force to decrease costs as its initial step in reorganization. During the third and fourth quarters of 1995, the Company recorded charges of $2.4 million and $1.5 million, respectively, for restructuring associated with the Company's determination that certain software assets were not compatible with the reorganized product strategy. In 1995, the Company took significant steps in an attempt to reduce the negative cash flow from operations, decreasing total personnel by 40%, subleasing a portion of its facility, eliminating outside contractors and reducing its product line to allow maximum effectiveness of sales personnel and marketing expenditures. During 1995 and 1996, the Company's entire research and development, marketing and sales efforts were refocused upon the Company's core competence in sound and music.

At December 31, 1996, the Company had Federal net operating loss carryovers of approximately $18.1 million, which expire beginning 2008. In certain circumstances, as specified in Section 382 of the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carryforwards.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

Revenues for 1996 were $3.1 million, a decrease of $2.3 million, compared to $5.4 million in 1995. The decrease in revenues is attributed to reduced sales during the restructuring of the Company during the first half of 1996 and weak fourth quarter retail sales due to overall weakness in the retail channel market. Additionally, the Company's OEM sales were focused on the July 1996 release, Sound Bar. The focus of the Company's OEM sales model has shifted to enabling-type software rather than application software. The social interface market weakened faster in early 1996 than anticipated leaving the Company with a product void until the release of Sound Bar. Sales to software distributors and resellers, together with direct sales, represented 67% and 45% of revenues for the years ended December 31, 1996 and 1995. OEM sales represented 33% and 55% during the same periods. International sales accounted for 19% of the Company's revenues in 1996 compared to 17% of revenues in 1995.

Gross profit for 1996 was $1.1 million, a decrease of $1.8 million, compared to $2.9 million for the prior year. As a percentage of revenues, gross profit decreased to 37% in 1996 from 54% in 1995. The reduced gross profit percentage is primarily a result of the decline in revenues which could not be offset by a reduction in fixed costs. Further, the Company's product mix was more heavily weighted toward the retail channel which commands lower margins due to the cost of goods. The retail channel and the inside sales consist of boxed product that carries a cost of goods ranging from 3% to 48% of the sales price. The cost of OEM sales generally consists of only one master CD from which the OEM makes replications.

Research and development expenses for 1996 were $.9 million, a decrease of $.9 million, or 47%, compared to $1.8 million for 1995. As a percentage of revenues, research and development expenses decreased to 30% in 1996 from 33% in 1995. This decrease reflects a more narrowly defined product line, but has not affected the ability of the Company to introduce new products.

Sales and marketing expenses for 1996 were $3.6 million, a decrease of $484,000, compared to $4.1 million for 1995. As a percent of revenues, sales and marketing expenses increased to 116% in 1996 from 76% in 1995, primarily due to the decline in revenues as well as sales and marketing efforts related to the release of four new products in late July, 1996. The Company increased its marketing efforts for the new products in the fourth quarter, targeting families and other sectors of the audio market.

General and administrative expenses for 1996 were $2.4 million, a decrease of $1.6 million, compared to $4.0 million for 1995. As a percentage of revenues, these expenses for 1996 increased to 78% in 1996 from 74% in 1995. The decrease is the result of reduced staffing, reduced legal costs with the settlement of the class action suit and reduced rent due to the sublease of 30% of the Company's office facility. The current expense represents the base levels for the Company's general and administrative expenses.

Interest income for 1996 was $118,000, compared to $379,000 in 1995. The decrease in interest income in 1996 reflects a decrease in the amount of cash available for investments in 1996 due to use of cash in operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $709,000 and net accounts receivable of $1.3 million. The Company has had no long-term debt since inception, and the Company has no present commitments or agreements that could require any long-term debt to be incurred. As of December 31, 1996, working capital totaled $1.4 million.

The Company's operating activities used cash of $4.1 million for the year ended December 31, 1996 due primarily to operating losses of $5.7 million.

Current assets decreased $3.6 million to $3.2 million at December 31, 1996 from $6.8 million at the end of 1995. The decrease was due to the utilization of cash in operations and the reduction of accounts receivable due to a reduction of the days sales outstanding and the decrease in overall sales. Long term assets decreased $0.9 million to $0.9 million at December 31, 1996 from $1.8 million at the end of 1995. This decrease was due to the amortization of capitalized software costs. Current liabilities decreased $1.5 million to $1.8 million at December 31, 1996 from $3.3 million at the end of 1995. The decrease was due to the settlement of the class action law suit for which $100,000 in cash and $1.5 million in common stock were distributed during 1996. Shareholders' equity decreased $3.0 million to $2.3 million at December 31, 1996 from $5.3 million at the end of 1995. The change in equity had three components, an increase of $1.1 million from the issuance of Preferred stock, a $1.5 million increase in Common stock to settle the class action lawsuit, and a decrease of $5.7 million from the net loss generated in 1996.

Cash from investing activities totaled $1.5 million in 1996, mainly as the result of redemption of short term investments. The Company designated 1,100 shares of Preferred Stock as Series A Convertible Preferred Stock (the "Series A Preferred Stock"). All 1,100 shares were issued at a price of $1,000 per share in an offshore private placement completed in October, 1996.

The Company expects to complete a private offering in the second quarter, 1997 and that the funds received from this offering, if completed, along with cash generated from the sale of products and collections of accounts receivable, will be sufficient to meet the Company's capital requirements for at least the next 12 months. The Company will continue to pursue other financing arrangements as needed, to increase its cash reserves in 1997. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

ITEM 7.   FINANCIAL STATEMENTS

             REPORT OF PRICE WATERHOUSE LLP, INDEPENDENT ACCOUNTANTS

To the Board of  Directors
and Shareholders of Midisoft Corporation

In our opinion, the accompanying balance sheets and the related statements of operations and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Midisoft at December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, accessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion expressed above.

Price Waterhouse, LLP
Seattle, Washington
March 27, 1996


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Midisoft Corporation

We have audited the accompanying balance sheet of Midisoft Corporation as of December 31, 1996 and the related statement of operation, shareholders' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Midisoft Corporation at December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses from operations and has negative operating cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Seattle, Washington                                           Ernst & Young LLP
March 13, 1997

                              MIDISOFT CORPORATION
                                 BALANCE SHEETS


                                                               ASSETS
                                                                                            Year ended December 31,
                                                                                       -----------------------------------
                                                                                            1996               1995
                                                                                       ---------------     ---------------
Current assets:
           Cash and cash equivalents                                                    $    709,000        $  2,143,000
           Short term investments                                                                              1,540,000
           Accounts receivable - net of allowances of
            $1,052,000 in 1996 and $1,550,000 in 1995                                      1,282,000           2,329,000
           Inventories                                                                       942,000             494,000
           Prepaid expenses and other receivable                                             282,000             266,000
                                                                                       ---------------     ---------------
             Total current assets                                                          3,215,000           6,772,000
Property & equipment, net                                                                    421,000             562,000
Capitalized software and other costs, net                                                    455,000           1,230,000
                                                                                       ---------------     ---------------
             Total assets                                                               $  4,091,000        $  8,564,000
                                                                                       ---------------     ---------------
                                                                                       ---------------     ---------------

                                                 LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
           Trade accounts payable                                                       $    691,000        $    429,000
           Accrued wages & payroll taxes                                                     186,000             260,000
           Other accrued expenses                                                            118,000           1,804,000
           Deferred revenue                                                                  821,000             807,000
                                                                                       ---------------     ---------------
             Total current liabilities                                                     1,816,000           3,300,000
                                                                                       ---------------     ---------------
Commitments & contingencies (Note 14)
Shareholders' equity
           Preferred stock, Series A Convertible, no par value; 2,500,000 shares authorized, 1,100 shares issued and outstanding in 1996 and
             none in 1995                                                                  1,100,000
           Common stock, no par value; 10,000,000 shares authorized,
             5,345,425 issued and outstanding in 1996 and
             4,662,441 issued and outstanding in 1995                                     18,733,000          17,106,000
           Retained deficit                                                              (17,558,000)        (11,842,000)
                                                                                       ---------------     ---------------
             Total shareholders' equity                                                    2,275,000           5,264,000
                                                                                       ---------------     ---------------
             Total liabilities and shareholders' equity                                 $  4,091,000        $  8,564,000
                                                                                       ---------------     ---------------
                                                                                       ---------------     ---------------




See accompanying notes to financial statements.

                              MIDISOFT CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                                            Year ended December 31,
                                                                                       -----------------------------------
                                                                                            1996               1995
                                                                                       ---------------     ---------------
Revenues                                                                                $  3,113,000        $  5,420,000
Cost of revenues                                                                           1,971,000           2,490,000
                                                                                       ---------------     ---------------

Gross profit                                                                               1,142,000           2,930,000
Operating expenses:
    Sales and marketing                                                                    3,613,000           4,097,000
    General and administrative                                                             2,421,000           4,015,000
    Research and development                                                                 942,000           1,787,000
    Restructuring charge                                                                                       3,898,000
    Settlement of shareholder litigation                                                                       1,644,000
                                                                                       ---------------     ---------------
         Total operating expenses                                                          6,976,000          15,441,000
                                                                                       ---------------     ---------------
Operating loss                                                                            (5,834,000)        (12,511,000)
Interest and other income                                                                    118,000             379,000
                                                                                       ---------------     ---------------
Net loss                                                                               $  (5,716,000)     $  (12,132,000)
                                                                                       ---------------     ---------------
                                                                                       ---------------     ---------------
Net loss per share                                                                          $  (1.22)           $  (2.60)
                                                                                       ---------------     ---------------
                                                                                       ---------------     ---------------
Weighted average shares outstanding                                                        4,687,000          4,665,000
                                                                                       ---------------     ---------------
                                                                                       ---------------     ---------------






                 See accompanying notes to financial statements.

                              MIDISOFT CORPORATION
                              STATEMENTS OF CASH FLOWS

                                                                                            Year ended December 31,
                                                                                       -----------------------------------
                                                                                            1996               1995
                                                                                       ---------------     ---------------
CASH FLOWS FROM OPERATIONS:
    Net loss                                                                           $  (5,716,000)      $ (12,132,000)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation                                                                          222,000             204,000
       Amortization                                                                          780,000             948,000
       Loss on disposal of leasehold                                                                              16,000
       Deferred rent provision                                                                                    65,000
       Writedown of capitalized software                                                                       3,898,000
       Settlement of litigation                                                                                  150,000
       (INCREASE) DECREASE IN ASSETS:
        Accounts receivable, net                                                           1,047,000           1,515,000
        Inventories                                                                         (448,000)            185,000
        Prepaid expenses                                                                     (16,000)             15,000
        Deferred income taxes                                                                                    283,000
       INCREASE (DECREASE) IN LIABILITIES:
        Trade accounts payable                                                               262,000             (38,000)
        Accrued wages & payroll taxes                                                        (74,000)            120,000
        Other accrued expenses                                                              (142,000)          1,624,000
        Deferred income taxes                                                                      -            (291,000)
        Deferred revenue                                                                      14,000              22,000
                                                                                       ---------------     ---------------
              Total adjustments                                                            1,645,000           8,716,000
                                                                                       ---------------     ---------------
              Net cash used for operations                                                (4,071,000)         (3,416,000)
                                                                                       ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Redemption of short term investments                                                   1,540,000
    Purchases of short term investments                                                                       (1,540,000)
    Purchases of property & equipment                                                        (86,000)           (407,000)
    Capitalized software                                                                           -          (2,384,000)
                                                                                       ---------------     ---------------
              Net cash provided by/(used in) investing activities                          1,454,000          (4,331,000)
                                                                                       ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock option exercises                                               83,000             306,000
    Proceeds from sale of preferred stock                                                  1,100,000
    Stock repurchased                                                                                            (17,000)
                                                                                       ---------------     ---------------
              Net cash provided by financing activities                                    1,183,000             289,000
                                                                                       ---------------     ---------------
Net decrease in cash and cash equivalents                                                 (1,434,000)         (7,458,000)
Cash and cash equivalents, beginning of year                                               2,143,000           9,601,000
                                                                                       ---------------     ---------------
Cash and cash equivalents, end of period                                               $     709,000       $   2,143,000
                                                                                       ---------------     ---------------
                                                                                       ---------------     ---------------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Common stock issued for purchase of other assets                                   $           -       $   1,991,000
    Common stock and stock options issued in settlement of claims                          1,544,000             150,000
    Income taxes paid                                                                              -               2,000






                 See accompanying notes to financial statements.

                              MIDISOFT CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                       Retained        Total
                                            Common Stock                       Preferred Stock         (Deficit)    Shareholders'
                                       Shares          Amount                Shares      Amount        Earnings        Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994          4,262,000     $  14,676,000               -             -   $     290,000     $ 14,966,000
-----------------------------------------------------------------------------------------------------------------------------------
Common stock repurchased                (53,000)          (17,000)                                                       (17,000)
Common stock issued                     195,000         1,991,000                                                      1,991,000
Stock options exercised                 258,000           456,000                                                        456,000
Net loss for 1995                                                                                   (12,132,000)     (12,132,000)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995          4,662,000        17,106,000               -             -     (11,842,000)       5,264,000
-----------------------------------------------------------------------------------------------------------------------------------
Stock options exercised                  33,000            83,000                                                         83,000
Common stock issued in settlement
   of litigation                        650,000         1,544,000                                                      1,544,000
Preferred stock issued                                                      1,100   $ 1,100,000                        1,100,000
Net loss for 1996                                                                                    (5,716,000)      (5,716,000)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996          5,345,000     $  18,733,000           1,100   $ 1,100,000   $ (17,558,000)    $  2,275,000
-----------------------------------------------------------------------------------------------------------------------------------









                 See accompanying notes to financial statements.

                              MIDISOFT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1.   THE BUSINESS

     Midisoft is a leading provider of innovative applications and utilities for the control and use of sound on personal computers. The Company was founded in 1986 and has pioneered award-winning audio software products since that time. Over the past 11 years the total available market for these types of products has expanded dramatically from a very small segment of PCs used mainly by computer hobbyists into virtually each computer that ships from every system manufacturer. Sound on the PC has changed from a differentiating feature into a standard component on all hardware platforms and product lines. The emergence of the Internet has amplified this expansion and created the backbone with which sounds, voice messages and music can now be sent globally to enhance communication world-wide. As new technologies evolve, the Company believes it can continue to be the premiere provider of audio control expertise. The Company markets its products on a worldwide basis to (i) chip makers and original equipment manufacturers (OEMs), which "bundle" one or more of Midisoft's products with their own products, (ii) distributors and resellers, which directly supply the retail distribution channel, and (ii) end-users, catalog companies, businesses and (iv) on-line Internet sales.

     GOING CONCERN AND LIQUIDITY
     The Company incurred substantial operating losses during each of the two years ended December 31, 1996. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

     The Company has required substantial working capital to fund its operations. To date, the Company has financed its operations principally through the net proceeds from its initial public offering and other equity transactions. The Company's ability to continue as a going concern is dependent upon numerous factors, including its ability to obtain additional equity financing, the level of future revenues and its ability to reduce operating expenses. The Company is actively pursuing possible sources of additional working capital through the issuance of equity securities. The Company has received proposals from investors which would provide additional working capital, although each of these proposals is subject to a number of conditions. There can be no assurance that the Company would be able to obtain additional equity financing on terms the Company finds acceptable. Any additional equity may involve substantial dilution to the interests of holders of the Company's equity securities.

     If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. There can be no assurance that the Company would be able to reduce expenses or successfully complete other steps necessary to continue as a going concern. Such events would materially and adversely affect the value of the Company's equity securities.

2.   SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION
     Revenue from products licensed to OEMs consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for fixed fee revenue recognition under Statement of Position No. 91-1, SOFTWARE REVENUE RECOGNITION, are satisfied. These criteria include, but are not limited to, delivery of the software master, the Company's lack of other significant obligations to the customer and a determination that collectability of the amount due is probable. Revenues on contracts which do not meet the fixed fee revenue recognition criteria in SOP 91-1 are included in deferred revenue in the accompanying balance sheet and are recognized as revenue on the installment basis as payments are received. Additional royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment and payment from the OEMs. Revenue from sales to distributors, other resellers and end-users net of a provision for anticipated returns, is recognized when the products are shipped. The allowance for returns is evaluated each quarter taking into consideration, among other things, known return requests from distributors, anticipated return requests based on the distributor's rate of product sale, returns due to product upgrades and historical distributor return patterns.

     WARRANTIES AND RETURNS
     The Company warrants products against defects and has policies permitting the return of products under certain circumstances. The Company's distributor agreements provide for sales returns, stock rotation, cooperative advertising and price protection. Customers are granted price protection for a period of up to 60 days after the Company reduces the price of a product. The Company considers all of the above factors in determining the adequate allowance against these sales.

     ADVERTISING COSTS
     The Company generally provides for cooperative advertising at agreed-upon rates. Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $783,000 and $906,000 for the year ended December 31, 1996 and 1995, respectively.

     RESEARCH AND DEVELOPMENT
     Software development costs incurred in conjunction with new software product development and product enhancements are charged to research and development expense. Prior to 1996, certain costs, consisting of salaries and related benefits, incurred internally in developing computer software were capitalized until the software was available for general release. Amortization of capitalized software development costs began when the related product was available for general release to customers. The amortized amount for each software product was based on the greater of (i) the ratio of current gross revenues to total current and anticipated future gross revenues for the related software or (ii) the straight-line method over the product's estimated economic life of 18 to 24 months.

     INCOME TAXES
     The Company provides for income taxes under the principles of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that income taxes be provided for taxes currently due and for the expected future tax effects of the temporary differences between the book and tax bases of assets and liabilities.

     NET LOSS PER SHARE
     Net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are antidilutive.

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments classified as cash equivalents are stated at the lower of cost or market, which approximates fair value.

     SHORT-TERM INVESTMENTS
     There were no realized or unrealized gains or losses on short-term investments for the years ended December 31, 1996 and 1995. All short-term investments are debt instruments that mature within one year, and are stated at cost, which approximates fair value.

     INVENTORIES
     Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company continuously reviews it inventories for obsolete, slow moving and non-salable items and establishes a reserve for such items.

     PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost less accumulated depreciation and amortization, and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the term of the lease.

     CONCENTRATION OF CREDIT RISK/FINANCIAL INSTRUMENTS
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, for which collateral is generally not required. The Company's trade receivables include amounts due from U.S. and foreign customers in the computer software and hardware industry and are derived from sales of products, OEM licensing fees and unit royalties. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to losses by limiting the amount of credit extended whenever deemed necessary.

     The carrying values of cash equivalents and short-term investments and other assets and liabilities (such as accounts receivable and payable) approximate fair value at December 31, 1996 and December 31, 1995.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     STOCK COMPENSATION
     The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for stock Based Compensation." Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's common stock at the date of grant over the exercise price.

3.   RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

4.   RESTRUCTURING OF OPERATIONS

     During the third and fourth quarters of 1995, the Company recorded charges of $2,369,000 and $1,529,000, respectively, for restructuring associated with the Company's determination that certain software assets were not compatible with the reorganized product strategy. The charges consists of the write-down of previously capitalized software development costs. The Company's entire research and development, marketing and sales efforts were refocused upon the Company's core competence in sound and music. Products that represented education, entertainment and business were written off as it was determined that no further internal resources would be spent to develop or promote them. The Company has established licensing agreements for these products to third party publishers for per unit royalty payments.


5.   ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

     The Company operates in a single business segment. During the years ended December 31, 1996 and 1995, the Company had revenue from foreign customers of $603,000 and $944,000, respectively. Foreign sales as a percentage of the Company's total revenue in 1996 and 1995 were 19% and 17%, respectively. In 1996 and 1995 separate domestic reseller customers accounted for revenues of $2,071,000 and $2,255,000, respectively, equal to 67% and 42% of the Company's total revenue in the periods.

     Accounts receivable are summarized as follows:

                                                      1996           1995
                                                      ----           ----
          OEM                                     $  1,600,000   $  2,398,000
          Resellers and other                          734,000      1,481,000
                                                 -------------- --------------
           Subtotal                                  2,334,000      3,879,000
          Less:  Allowance for doubtful accounts      (781,000)    (1,120,000)
                 Allowance for sales returns          (271,000)      (430,000)
                                                 -------------- --------------
          Total accounts receivable               $  1,282,000   $  2,329,000
                                                 -------------- --------------
                                                 -------------- --------------


     Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At December 31, 1996 and 1995, OEM accounts receivable amounts not yet due were $173,000 and $971,000, equal to 11% and 40%, respectively, of total OEM receivables. At December 31, 1996 and 1995, reseller accounts receivable amounts not yet due were $154,000 and $421,000 equal to 21% and 28%, respectively, of total reseller receivables.

     The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, and Japan.

     Domestic customers comprise $1,540,000 and $2,769,000 of accounts receivable at December 31, 1996 and 1995, respectively. Foreign customers comprised $794,000 of accounts receivable at December 31, 1996 compared to $1,110,000 at December 31, 1995.

6.   INVENTORIES

     Inventories are summarized as follows:
                                                          December 31,
                                                          ------------
                                                      1996           1995
                                                      ----           ----

          Raw materials                            $  760,000     $  455,000
          Finished goods                              287,000        284,000
          Less:  Allowance for obsolescence          (105,000)      (245,000)
                                                 -------------- --------------
          Total inventory                          $  942,000     $  494,000
                                                 -------------- --------------
                                                 -------------- --------------

7.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                         December 31,
                                                         ------------
                                                      1996          1995
                                                      ----          ----

          Equipment                                $  917,000    $  839,000
          Furniture                                    81,000        79,000
          Leasehold improvement                        30,000        23,000
                                                 -------------- --------------
          Property and equipment, at cost           1,028,000       941,000
          Less:  Accumulated depreciation            (599,000)      (376,000)
                  Accumulated amortization             (8,000)        (3,000)
                                                 -------------- --------------
          Property and equipment, net                 421,000       562,000
                                                 -------------- --------------
                                                 -------------- --------------

8.   CAPITALIZED SOFTWARE AND OTHER COSTS

     Capitalized software and other costs are summarized as follows:

                                                                                  December 31,
                                                                                  ------------
                                                                              1996           1995
                                                                              ----           ----
     Purchased software technology, net of accumulated amortization of
      $412,000 and $177,000, respectively, in 1996 and 1995                $  193,000     $  428,000
     Purchased contract software technology, net of accumulated amorti-
      zation of $380,000 and $131,000, respectively, in 1996 and 1995         115,000        364,000
     Capitalized software development costs, net of accumulated amorti-
      zation of 430,000 and $139,000, respectively,  in 1996 and 1995         147,000        438,000
                                                                          -------------  -------------
   Total capitalized software                                              $  455,000    $ 1,230,000
                                                                          -------------  -------------
                                                                          -------------  -------------

     PURCHASED SOFTWARE TECHNOLOGY
     The Company purchased software technology from various sources during 1995. The estimated useful lives of the remaining product costs range from eighteen months to two years. Amortization expense related to purchased software technology for the years ended December 31, 1996 and 1995 was $235,000 and $561,000, respectively.

     PURCHASED CONTRACT SOFTWARE TECHNOLOGY

     Purchased contract software technology costs represent contract software development costs incurred for work performed by external contract software engineers in developing computer software. Amortization expense related to purchased contract software technology was $249,000 and $111,000 for 1996 and 1995, respectively.

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS
     Capitalized software development costs represent software product development and product enhancements consisting of salaries and related benefits, incurred internally in developing computer software after technological feasibility has been established. Amortization expense related to capitalized software development costs was $291,000 and $148,000 for 1996 and 1995, respectively.

9.   BANK CREDIT LINE FACILITY

     The Company has a bank line of credit facility, from U.S. Bank of Washington. Pursuant to the terms of the agreement, the Company may borrow on a secured basis up to $3,000,000 at the bank's prime rate and up to $120,000 on corporate bank cards. The credit facility has a 1/4% commitment fee, matures May 31, 1997. At December 31, 1996, no amount was drawn on either credit facility.

10.  OTHER ACCRUED EXPENSES

     The following table summarizes the components of the other current liabilities:
                                                          December 31,
                                                          ------------
                                                      1996          1995
                                                      ----          ----

          Shareholder litigation settlement        $        -   $  1,644,000
          Other accrued expenses                      118,000        160,000
                                                 -------------- --------------
                                                   $  118,000   $  1,804,000
                                                 -------------- --------------
                                                 -------------- --------------

     The shareholder litigation settlement is comprised of 650,000 shares of the Company's common stock which were issued in the fourth quarter of 1996.
     The cash payment portion of the settlement in the amount of $100,000 was made in May, 1996.

11.  INCOME TAXES

     There is no provision for income taxes for the years ended December 31, 1996 and 1995 due to the net loss incurred.

     The components of deferred income taxes are summarized as follows:

                                                         December 31,
                                                         ------------
                                                     1996           1995
                                                     ----           ----

          Deferred income tax assets
           Net operating losses                     6,152,000      3,861,000
           Accrued liabilities and allowances         403,000      1,193,000
           Capitalized software                       226,000
           Other                                      214,000         72,000
                                                 -------------- --------------
                                                    6,995,000      5,126,000
          Deferred income tax liabilities
           Capitalized software                                     (482,000)
           Other                                       (6,000)

          Valuation allowance                      (6,989,000)    (4,644,000)
                                                 -------------- --------------
          Net deferred tax liabilities                      -              -
                                                 -------------- --------------
                                                 -------------- --------------


     At December 31, 1996, the Company had net operating losses of $18.1 million that will reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combination of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward.


12.  SHAREHOLDERS' EQUITY

     In 1996, the Company's Board of Directors designated 1,100 shares of Preferred Stock as Series A Convertible Preferred Stock (the "Series A Preferred Stock"). All 1,100 shares were issued at a price of $1,000 per share in an offshore private placement completed in October, 1996. The Series A Preferred Stock is convertible at the holder's option into shares of Common Stock at a price which is equal to the lesser of 85% of the closing bid as of the date of conversion or 100% of the closing bid price of the Common Stock as of the date of issuance of the Series A Preferred Stock. The Series A Preferred Stock is also subject to mandatory conversion two years after its date of issuance based upon the conversion formula described above. Holders of the Series A Preferred Stock are entitled to an 8% cumulative dividend payable in cash or Common Stock, at the holder's option, at the time of conversion. Holders of Series A Preferred Stock are entitled to one vote for each share of stock held.

     During 1995, the Company repurchased from one of the co-founders, 53,000 shares of common stock for $17,000 under the Founders' buy-sell agreement.

     At December 31, 1996, the Company has reserved the following shares of Common Stock:


                    Warrants                                     163,000
                    Stock Options                                896,936

     WARRANTS
     In connection with the July 26, 1994 and the July 19, 1993 public stock offerings, the Company has agreed to issue and sell to the Underwriter Representatives, for nominal consideration, warrants to purchase an aggregate of 38,000 and 100,000 shares of common stock, respectively, at a price of $12.90 and $4.20, respectively. The warrants expire in 1998.

     In connection with the October, 1996 sale of Series A Preferred Stock, the Company is also obligated to issue one warrant (the "Warrant") with respect to each share of Common Stock which is issued. Each Warrant will entitle the holder to purchase one share of common stock at a price equal to $8.50 per share.

     The Warrants shall be exercisable for two years. Additionally, the Company has agreed to issue and sell to the Placement Agent, warrants to purchase 25,000 shares of common stock at a price of $6.00 per share.

     STOCK OPTION PLAN
     The Company has adopted a 1989 Stock Option Plan (the Plan), as amended September 28, 1994, to provide for the granting of both Incentive Stock Options (ISOs) and Nonqualified Stock Options for employees, directors and consultants of the Company to acquire ownership in the Company and provide them with incentives for their service.

     Under the terms of the Plan, 1,350,000 shares of common stock may be issued. The Plan is currently administered by the Option Committee of the Board of Directors which determines the terms and conditions of the options granted under the Plan, including exercise price, number of option shares granted and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with the Company, unvested options terminate and are no longer exerciseable and vested options remain exerciseable for a period not to exceed three months. The exercise price of all ISOs granted under the Plan must be at least equal to the fair market value of the common stock of the Company on the date of grant and the term may not exceed five years. The exercise price of all ISOs granted under the Plan are determined by the Option Committee and the term may not exceed ten years.

     At December 31, 1996 and 1995, options for 160,000 and 79,000 shares, respectively, of common stock were exercisable and options for 195,000 and 347,000 shares, respectively, of common stock were available for future grants under the Plan.

     Activity with respect to the Stock Option Plan is as follows:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                      ------     --------------
          Options outstanding, December 31, 1994     757,504          $5.03
          Granted                                    504,764          $5.52
          Exercised                                 (258,437)         $1.19
          Canceled                                  (421,291)         $6.50

          Options outstanding, December 31, 1995     582,540          $2.48
          Granted                                    401,514          $2.89
          Exercised                                  (32,984)         $2.54
          Canceled                                  (249,134)         $2.68

          Options outstanding, December 31, 1996     701,936          $2.64

     The following table summarizes information about fixed-price options outstanding at December 31, 1996:

                                             Weighted-
                                              Average         Weighted-                       Weighted-
             Range of       Options          Remaining         Average           Options       Average
          Exercise Prices Outstanding     Contractual Life  Exercise Price    Exerciseable  Exercise Price
          --------------- -----------     ----------------  --------------    ------------  --------------
          $0.10 - $2.50     154,922             8.20            $  2.11          24,922         $  0.10
          $2.56 - $2.56     380,573             8.89            $  2.56         124,887         $  2.56
          $2.75 - $8.19     166,441             9.40            $  3.30          10,191         $  2.75
                          -----------                                         -----------
          $0.10 - $8.19     701,936             8.86            $  2.64         160,000         $  2.19

     The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized on the fair value at the grant date for options awarded under the Plan, the pro forma amounts of the company's net loss and net loss per share for the years ended December 31, 1996 and 1995 would have been as follows:

                                               1996               1995
                                               ----               ----

          Net loss as reported            $  (5,716,000)     $  (12,132,000)
                                         ---------------    -----------------
                                         ---------------    -----------------
          Net loss pro forma              $  (6,613,000)     $  (12,882,000)
                                         ---------------    -----------------
                                         ---------------    -----------------
          Loss per share as reported           $  (1.22)           $  (2.60)
                                         ---------------    -----------------
                                         ---------------    -----------------
          Loss per share pro forma             $  (1.41)           $  (2.76)
                                         ---------------    -----------------
                                         ---------------    -----------------

     The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 4.74% to 8.34%; expected option life of five years; expected volatility of 1.17%; and no expected dividends. The weighted-average fair value of options granted during the years 1996 and 1995 was $2.88 and $3.61, respectively.

13.  LICENSE AGREEMENTS

     The Company has license agreements with various developers and producers of computer software which require the Company to pay royalties. During the years ended December 31, 1996 and 1995, total royalty costs were $48,000 and $195,000, respectively.

14.  COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities and a warehouse for its operations. The leases contain renewal and expansion provisions, exerciseable at the discretion of the Company. The Company's leases include scheduled rent increases over the term of the lease. The total payment amount is being recognized to expense on a straight-line basis over the term of the lease. Future minimum lease rental commitments for all non-cancelable operating leases are summarized as follows:


               YEAR

               1997                     $    270,000
               1998                          271,000
               1999                          273,000
               2000                           73,000
                                        ------------
                                        $    887,000
                                        ------------
                                        ------------

     Rent expense for 1996 and 1995 was $263,000 and $191,000, respectively. The Company received $69,000 from sublease income for 1996. There was no sublease income in 1995.

     The Company is subject to various claims and lawsuits in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

15.  EMPLOYEE BENEFIT PLANS

     In June 1996, the Company adopted a qualified profit-sharing plan under the provisions of Internal Revenue Code 401(k). The plan is available to all employees meeting the eligibility requirements.

     Contributions by the Company are based on a matching formula as defined in the plan. The Company made no contributions to the plan in 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     1.     Previous independent accountants.
     (i) Midisoft Corporation (the "Company") dismissed Price Waterhouse LLP (the "Former Accountants") as its independent accountants on January 2, 1997.

     (ii) The Former Accountants reported on the Company's financial statements for the fiscal years ended October 31, 1994 and 1995.
            The reports of the Former Accountants on the financial statements for such years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     (iii) The Company's Board of Directors approved the dismissal of the Former Accountants and the selection of Ernst & Young LLP as the Company's new accountants.

     (iv) Except as described below, during the Company's fiscal years ended December 31, 1994 and 1995, and through the date of this report, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Accountants would have caused them to make reference thereto in their report on the financial statements for such years. In connection with their audit of the Company's financial statements for fiscal year 1994, the Former Accountants advised the Company and the Company's former management that they disagreed with the Company recognizing revenue for certain OEM contracts. The disagreement was discussed by the Former Accountants with the Company's former management and with the Company's Board of Directors and the matter was resolved to the Former Accountant's satisfaction.

          Except as described below, during the fiscal years ended December 31, 1994 and 1995 and through the date of this report, the Former Accountants did not advise the Company with respect to the matters described in paragraphs (a) (1) (vi) (B) (1) through (3) of Item 304 of Regulation S-B. In connection with the Former Accountants' audit of the Company's financial statements for fiscal year 1994 subsequent to original issuance of the financial statements, information came to the attention of the Former Accountants which caused them to perform additional procedures which resulted in their unwillingness to rely upon the representations of the Company's former management regarding the December 31, 1994 financial statements, and to expand the scope of their audit work. These matters were discussed with the Company's former management and the Company's Board of Directors. The Former Accountants' further audit work led to a restatement of the Company's financial statements for the year ended December 31, 1994 to reverse certain revenue previously recognized in the Company's 1994 financial statements in a manner satisfactory to the Former Accountants. The Former Accountants also advised the Board of Directors and former management of matters considered to be reportable conditions related to internal accounting controls under standards established by the AICPA. These matters related to the Company's policies and procedures for recognizing revenue in its financial statements. The Company's current management has adopted and implemented additional internal accounting controls to address these matters, and the Former Accountants have not issued any subsequent reports to the Company which include reportable conditions.

          Each of the events described in this report occurred prior to the appointment of the Company's existing executive officers. In particular, the Company's executive officers at the time of each of the events described herein consisted of Raymond Bily, Chairman; Ronald Risdon, President; and Calvin Dyer, Chief Financial Officer.

          The Company has authorized the Former Accountants to respond fully to any inquiries of Ernst & Young LLP concerning the subject matter of the events described above.

     2. The Registrant engaged Ernst & Young LLP as its new independent accountant effective January 2, 1997. During the two fiscal years preceding its appointment and through the date hereof, the Company had not consulted with Ernst & Young LLP on items regarding:

     i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; there was no written or oral advice provided that was an important factor in reaching a decision as to any account, auditing or financial reporting issue; or
     ii) Any matter that was the subject of a disagreement or event required to be identified pursuant to paragraph (a) (1) (iv) of Item 304 of Regulation S-B.

     3. The Company has provided the Former Accountants with a copy of the foregoing disclosures and has requested in writing that the Former Accountants furnish it with a letter addressed to the SEC stating whether or not it agrees with such disclosures. A copy of such letter is filed as an exhibit to the Company's Form 8-K filed on January 2, 1997.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Item 9 is hereby incorporated by reference to the information in the Company's Proxy Statement relating to its 1996 annual meeting of Shareholders prepared in accordance with Section 14(a) of the Securities and Exchange Act of 1934, as amended (the "Proxy
     Statement").

ITEM 10.  EXECUTIVE COMPENSATION

     Item 10 is hereby incorporated by reference to the information in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 11 is hereby incorporated by reference to the information in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 12 is hereby incorporated by reference to the information in the Proxy Statement.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS:  The following are filed as a part      ITEM 5.
          of this report under Financial Statements
                                                                        Page

          Report of Ernst & Young LLP. . . . . . . . . . . . . . . . .  16
          Report of Price Waterhouse LLP . . . . . . . . . . . . . . .  16
          Balance Sheets - At December 31, 1996 and 1995 . . . . . . .  17
          Income Statements - For the Years Ended December 31,
            1996 and 1995. . . . . . . . . . . . . . . . . . . . . . .  18
          Statements of Cash Flows - For the Years Ended
            December 31, 1996 and 1995 . . . . . . . . . . . . . . . .  19
          Statements of Shareholders' Equity - For the Years
            Ended December 31, 1996 and 1995 . . . . . . . . . . . . .  20
          Notes to Financial Statements - For the Years
            Ended December 31, 1996 and 1995 . . . . . . . . . . . . .  21

     (a)  REPORTS ON 8-K.

          Change in Accountants filed January 2, 1997

     (b)  EXHIBITS. The following exhibits are filed as part of this report:

          EXHIBIT NO.    DESCRIPTION
          -----------    -----------

          3.1.1 (a)   Articles of Incorporation of the Company as filed on
                      September 23, 1986 with the Secretary of State of the State of Washington.

          3.1.2 (b)   Articles of Amendment to Articles of Incorporation of the
                      Company as filed on February 22, 1989 with the Secretary of State of the State of Washington.

          3.1.3 (b)   Articles of Amendment to Articles of Incorporation of the
                      Company as filed on July 13, 1994 with the Secretary of State of the State of Washington.

          3.2.1 (b)   By-laws of the Company.

          3.2.2 (a)   Amended and Restated By-laws of the Company.

          4.1 (b) Form of specimen certificate for Common Stock of the Company.

          4.2 (f) Designation of Rights and Preferences of Series A Convertible Preferred Stock.

          4.3 (f) Designation of Rights and Preferences of Series A Convertible Preferred Stock.

          10.1.1 (b)  Employment Agreement, dated December 31, 1991, as further amended on May 5, 1994, by and between Raymond Bily and the Company.

          10.1.2 (b)  Employment Agreement, dated March 1, 1991, as further amended on May 5, 1994, by and between Ronald E. Risdon and the Company.

          10.1.3 (b)  Employment Agreement, dated May 15, 1991, as further amended on May 5, 1994, by and between Jerry W. Schwartz and the Company.

          10.1.4 (c)  Employment Agreement, dated July 19, 1994, by and between
                      Calvin M. Dyer and the Company.

          10.2 (b) Combined Incentive and Nonstatutory Stock Option Plan, adopted February 22, 1989, and as amended April 30, 1994 and September 28, 1994, authorizing 1,200,000 shares of Common Stock for issuance pursuant to the combined Plan.

          EXHIBIT NO.    DESCRIPTION
          -----------    -----------

          10.5.1 (b)  Industrial Lease, dated January 28, 1992, by and between the Teachers Insurance and Annuity Association of America, as landlord, and the Company, as tenant.

          10.5.2 (c)  Industrial Leases, dated July 9, 1994, by and between
                      Teachers Insurance and Annuity Association of America, as landlord, and the Company, as tenant.

          10.5.3 (c)  Amendment to Industrial Leases, dated February 15, 1994, by and between Teachers and Annuity Association of America, as landlord, and the Company, as tenant.

          10.5.4 (d)  Industrial Lease, dated March 9, 1995, by and between I-90
                      Lake Place II Limited Partnership, as landlord, and the Company, as tenant.

          10.6.1 (b)  Software License Agreement, dated June 4, 1994, by and between Music Technology Associates and the Company.

          10.6.2 (b)  Software Rights Purchase Agreement, dated May 5, 1994, by and between Music Technology Associates and the Company.

          10.6.3 (c)  Software License Agreement, dated August 6, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

          10.6.4 (a)  Software Purchase Agreement, dated April 15, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

          10.6.5 (d)  Software Purchase Agreement, dated November 10, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

          EXHIBIT NO.    DESCRIPTION
          -----------    -----------

          10.6.6 (d)  Software Purchase Agreement, dated December 22, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

          10.7.1 (b)  Reseller Agreement, dated January 3, 1992, by and between
                      WestPoint Creative Ltd. and the Company.

          10.7.2 (b)  Reseller Agreement, dated December 31, 1991, by and between CPS Computer Distribution GmbH and the Company.

          10.7.3 (b)  Reseller Agreement, dated February 13, 1992, by and between Walop Electronics B.V. and the Company.

          10.8.1 (b)  Distribution Agreement, dated August 26, 1992, by and between Merisel, Inc. and the Company.

          10.8.2 (b)  Distribution Agreement, dated July 14, 1992, by and between Ingram Micro Inc. and the Company.

          10.9.1 (b)  OEM License Agreement, dated August 26, 1992, by and between MPC (Distribution) Ltd. and the Company.

          10.9.2 (b)  OEM License Agreement, dated January 8, 1994, by and between Ad Lib Multimedia Inc. and the Company.

          10.9.3 (b)  OEM License Agreement, dated October 26, 1994 by and between Media Vision Corporation

          10.9.4 (b)  Form of OEM License Agreement between various OEM licensees and the Company.

          10.9.5 (a)  OEM License Agreement, dated May 10, 1994, by and between
                      International Business Machines and the Company.

          10.9.6 (a)  OEM License Agreement, dated May 17, 1994, by and between
                      Gateway 2000 and the Company.

          10.9.7 (a)  OEM License Agreement, dated May 20, 1994, by and between
                      ASCII Corporation and the Company.

          10.9.8 (a)  OEM License Agreement, dated May 20, 1994, by and between
                      I-O Data Devices and the Company.

          10.9.9 (e)  OEM License Agreement, dated March 6, 1995, by and between
                      Genoa Systems Corporation and the Company.

          10.9.10 (e) OEM License Agreement, dated June 2, 1995, by and between
                      Acer America Corporation and the Company.

          10.9.11 (e) OEM License Agreement, dated June 5, 1995, by and between
                      NEC Technologies, Inc. and the Company.

          10.10.1 (b) Founders' Buy-Sell Agreement, dated February 22, 1989, by and among Mark R. McCulley, Raymond Bily and the Company.

          10.10.2 (b) Addendum to Founder's Buy-Sell Agreement, dated April 30,
                      1994, by and among Mark R. McCulley, Raymond Bily and the Company.

          10.10.3 (b) Shareholder Agreement, dated December 9, 1991, by and among Raymond Bily, Mark R. McCulley and certain shareholders of the Company, on the one hand, and the Company, on the other hand.

          EXHIBIT NO.    DESCRIPTION
          -----------    -----------
          10.10.4 (e)  Asset Purchase Agreement Among Midisoft Corporation,
                       Knowledge Engineering, Inc. and certain shareholders of Knowledge Engineering, Inc. dated January 18, 1995.

          10.10.5 (e)  Asset Purchase and Sale Agreement by and among Midisoft
                       Corporation, Ask Me Multimedia,Inc. and Michael O'Donnell dated April 14, 1995.

          10.11.1 (c)  U.S. Bank of Washington and the Company.

          10.11.2 (b)  Loan and Security Agreement, dated June 1, 1994, by and between Silicon Valley Bank and the Company.

          10.12.1 (e)  Severance letter, dated July 24, 1995.

          23.1         Consent of Ernst & Young LLP.

          23.2         Consent of Price Waterhouse LLP

          ------------------
          (a) Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 33-80064).

          (b) Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 33-62468-5).

          (c) Incorporated by reference from the Company's Form 10-KSB filed March 30, 1994 (S.E.C. File No. 000-22172).

          (d) Incorporated by reference from the Company's Form 10-KSB filed April 13, 1995 (S.E.C. File No. 000-22172).

          (e) Incorporated by reference from the Company's Form 10-KSB/A filed August 4, 1995 (S.E.C. File No. 000-22172).

          (f) Incorporated by reference from the Company's Form 10-QSB filed November 14, 1996. (S.E.C. File No. 000-22172)
                                                                              35

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MIDISOFT CORPORATION
                                        (Registrant)


Date: April 15, 1997               By:    /S/ Larry Foster
                                      -------------------------------------
                                   Larry Foster, Chairman of the Board,
                                   President and Chief Executive Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                        TITLE                           DATE
     ---------                        -----                           ----

   /S/ LARRY FOSTER        Chairman of the Board,                April 15, 1997
-------------------------  President and Chief Executive
Larry Foster               Officer


  /S/ MELINDA A. BRYDEN    Vice President, Finance and           April 15, 1997
-------------------------  and Chief Financial Officer
Melinda A. Bryden          (Principal Accounting Officer)


  /S/ JOHN BAUER           Director                              April 15, 1997
-------------------------
John Bauer


  /S/ MARSHA MURRY         Director                              April 15, 1997
-------------------------
Marsha Murry


 /S/ A. PETER PARSONS      Director                              April 15, 1997
-------------------------
A. Peter Parsons


                           Director                              April 15, 1997
-------------------------
Stephen Sedmak
                                                                              36