Form 10QSB
period 1997-03-31
MIDISOFT CORPORATION
filed 1997-05-15
CIK 882692

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1997

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For The Transition Period From _______to_______

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

                                 (425) 391-3610
                          (Issuer's telephone number)

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

             Common stock, no par value; 5,805,402 shares outstanding;
                              as of April 25, 1997

--------------------------------------------------------------------------------

                              MIDISOFT CORPORATION
                              INDEX TO FORM 10-QSB

                                                PART I
                                         FINANCIAL INFORMATION
                                                                                                                  PAGE
                                                                                                                 ------
Item 1.    Financial Statements.............................................................................           3
           a)   Balance Sheets--March 31, 1997 and December 31, 1996
           b)   Statements of Operations--For the Three Months Ended March 31, 1997 and 1996
           c)   Statements of Cash Flows--For the Three Months Ended March 31, 1997 and 1996
           d)   Notes to Financial Statements--For the Three Months Ended March 31, 1997 and 1996
Item 2.    Management's Discussion and Analysis of Financial Condition or Plan of Operation.................           8

                                                         PART II
                                                    OTHER INFORMATION

ITEM 1.    Legal Proceedings................................................................................          11
ITEM 2.    Changes in Securities............................................................................          11
ITEM 3.    Defaults Upon Senior Securities..................................................................          11
ITEM 4.    Submission of Matters to a Vote of Security Holders..............................................          11
ITEM 5.    Other Information................................................................................          11
ITEM 6.    Exhibits and Reports on Form 8-K.................................................................          11
SIGNATURE                                                                                                             12

ITEM 1.                       MIDISOFT CORPORATION
                                 BALANCE SHEETS

                                                                                    (UNAUDITED)      (AUDITED)
                                                                                    AT MARCH 31,  AT DECEMBER 31,
                                                                                        1997           1996
                                                                                    ------------  ---------------
                                                     ASSETS
Current assets:
    Cash and cash equivalents.....................................................   $   63,000    $     709,000
    Accounts receivable--net of allowances of $796,000 in 1997 and $1,052,000 in
      1996........................................................................      614,000        1,282,000
    Inventories...................................................................      886,000          942,000
    Prepaid expenses and other receivable.........................................      402,000          282,000
                                                                                    ------------  ---------------
      Total current assets........................................................    1,965,000        3,215,000
Property & equipment, net.........................................................      368,000          421,000
Capitalized software and other costs, net.........................................      301,000          455,000
                                                                                    ------------  ---------------
      Total assets................................................................   $2,634,000    $   4,091,000
                                                                                    ------------  ---------------
                                                                                    ------------  ---------------
                                       LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable........................................................   $  524,000    $     691,000
    Accrued wages & payroll taxes.................................................      162,000          186,000
    Other accrued expenses........................................................      188,000          118,000
    Deferred revenue..............................................................      442,000          821,000
                                                                                    ------------  ---------------
      Total current liabilities...................................................    1,316,000        1,816,000
                                                                                    ------------  ---------------
Shareholders' equity
    Common stock, no par value; 10,000,000 shares authorized, 5,675,126 issued and
      outstanding in 1997 and 5,345,425 issued and outstanding in 1996............   19,308,000       18,733,000
    Preferred stock; 540,000 convertible shares outstanding in 1997; 1,100,000
      convertible shares issued and outstanding in 1996...........................      540,000        1,100,000
    Retained deficit..............................................................  (18,530,000)     (17,558,000)
                                                                                    ------------  ---------------
      Total shareholders' equity..................................................    1,318,000        2,275,000
                                                                                    ------------  ---------------
      Total liabilities and shareholders' equity..................................   $2,634,000    $   4,091,000
                                                                                    ------------  ---------------
                                                                                    ------------  ---------------

                See accompanying notes to financial statements.

                              MIDISOFT CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                          THREE MONTHS
                                                                            MARCH 31,
                                                                    -------------------------
                                                                       1997         1996
                                                                    ----------  -------------
Revenues..........................................................  $  537,000  $     512,000
Cost of revenues..................................................     327,000        421,000
                                                                    ----------  -------------
Gross profit......................................................     210,000         91,000
Operating expenses:
  Sales and marketing.............................................     539,000        660,000
  General and administrative......................................     384,000        583,000
  Research and development........................................     265,000        218,000
                                                                    ----------  -------------
    Total operating expenses......................................   1,188,000      1,461,000
Operating loss....................................................    (978,000)    (1,370,000)
Interest and other income/(expense)...............................       6,000         45,000
                                                                    ----------  -------------
Net loss..........................................................  $ (972,000) $  (1,325,000)
                                                                    ----------  -------------
                                                                    ----------  -------------
Net loss per share................................................  $    (0.18) $       (0.28)
                                                                    ----------  -------------
                                                                    ----------  -------------
Weighted average shares outstanding...............................   5,535,000      4,663,000
                                                                    ----------  -------------
                                                                    ----------  -------------

                See accompanying notes to financial statements.

                              MIDISOFT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          QUARTER ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                       1997          1996
                                                                    -----------  -------------
Cash flows from operations:
  Net loss........................................................  $  (972,000) $  (1,325,000)
                                                                    -----------  -------------
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation & amortization...................................      207,000        283,000
    Interest Paid with Common Stock...............................       15,000       --
    (Increase) decrease in assets:
      Accounts receivable, net....................................      668,000        798,000
      Inventories.................................................       56,000         66,000
      Prepaid expenses............................................     (120,000)      (142,000)
    Increase (decrease) in liabilities:
      Trade accounts payable......................................     (167,000)      (309,000)
      Accrued wages & payroll taxes...............................      (24,000)       (76,000)
      Other accrued expenses......................................       70,000         59,000
      Deferred revenue............................................     (379,000)        30,000
                                                                    -----------  -------------
        Total adjustments.........................................      326,000        709,000
                                                                    -----------  -------------
        Net cash (used) for operations............................     (646,000)      (616,000)
                                                                    -----------  -------------
Cash from/(used for) investments:
  Additions to plant & equipment..................................      --             (45,000)
                                                                    -----------  -------------
        Net cash from/(used for) investments......................      --             (45,000)
                                                                    -----------  -------------
Cash flows from financing:
                          ........................................      --            --
                                                                    -----------  -------------
        Net cash provided by financing............................      --            --
                                                                    -----------  -------------
Net change in cash and cash equivalents...........................     (646,000)      (661,000)
Cash and cash equivalents, beginning of year......................      709,000      2,143,000
                                                                    -----------  -------------
Cash and cash equivalents, end of period..........................  $    63,000  $   1,482,000
                                                                    -----------  -------------
                                                                    -----------  -------------
Supplemental cash flow information:
      Common Stock issued in payment of interest..................  $    15,000  $    --

                See accompanying notes to financial statements.

                              MIDISOFT CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

INTERIM FINANCIAL INFORMATION

    The condensed financial statements included herein have been prepared by Midisoft Corporation (the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the results for the interim periods presented. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's 1996 audited financial statements included in its Annual Report on Form 10-KSB filed April 15, 1997.

    The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full calendar year.

ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

    Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
OEM..................................................................................  $  1,005,000   $1,600,000
Resellers and other..................................................................       405,000      734,000
                                                                                       ------------  ------------
 Subtotal............................................................................     1,410,000    2,334,000
                                                                                       ------------  ------------
Less: Allowance for doubtful accounts................................................       721,000      781,000
      Allowance for sales returns....................................................        75,000      271,000
                                                                                       ------------  ------------
Total accounts receivable............................................................  $    614,000   $1,282,000
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At March 31, 1997, OEM accounts receivable amounts not yet due were $282,000, equal to 28% of total OEM receivables compared to $173,000, equal to 11% at December 31, 1996. Reseller payment terms typically are standardized and similar to those given software distributors. At March 31, 1997, reseller accounts receivable amounts not yet due were $151,000, equal to 37% of total reseller receivables compared to $154,000, equal to 21% at December 31, 1996.

    The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, and Japan. Domestic customers comprised $693,000 of accounts receivable at March 31, 1997, compared to $1,540,000 at December 31, 1996. Foreign customers comprised $717,000 of accounts receivable at March 31, 1997 compared to $794,000 at December 31, 1996.

INCOME TAXES

    No income taxes are payable at March 31, 1997, the result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1996 of approximately $18.1 million that will reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a

50% or more ownership change by certain combination of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward.

INVENTORIES

Inventories are summarized as follows:

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1997          1996
                                                                                        -----------  ------------
Raw Materials.........................................................................  $   737,000   $  760,000
Finished goods........................................................................      249,000      287,000
Less: Allowance for obsolescence......................................................     (100,000)    (105,000)
                                                                                        -----------  ------------
  Total capitalized software..........................................................  $   886,000   $  942,000
                                                                                        -----------  ------------
                                                                                        -----------  ------------

CAPITALIZED SOFTWARE AND OTHER COSTS

    Capitalized software and other costs are summarized as follows:

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
Purchased software technology, net of accumulated amortization of $470,000 and
  $412,000, respectively, in 1997 and 1996.............................................  $  135,000   $  193,000
Purchased contract software technology, net of accumulated amortization of $423,000 and
  $380,000, respectively, in 1997 and 1996.............................................      72,000      115,000
Capitalized software development costs, net of accumulated amortization of $483,000 and
  $430,000, respectively, in 1997 and 1996.............................................      94,000      147,000
                                                                                         ----------  ------------
  Total capitalized software...........................................................  $  301,000   $  455,000
                                                                                         ----------  ------------
                                                                                         ----------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

    Midisoft is a provider of innovative applications and utilities for the control and use of sound on personal computers. The Company was founded in 1986 and has developed award-winning audio software products since that time. Over the past 11 years the total available market for these types of products has expanded dramatically from a very small segment of PCs used mainly by computer hobbyists into virtually each computer that ships from every system manufacturer. Sound on the PC has changed from a differentiating feature into a standard component on all hardware platforms and product lines. The emergence of the Internet has amplified this expansion and created the backbone with which sounds, voice messages and music can now be sent globally to enhance communication world-wide. The Company markets its products on a worldwide basis to (i) original equipment manufacturers (OEMs), which "bundle" one or more of Midisoft's products with their own products, (ii) distributors and resellers, which directly supply the retail distribution channel, and (iii) end users, catalog companies, and businesses and (iv) on-line Internet sales.

    Sales to software distributors and resellers, together with direct sales, represented 50% of revenues in the three months ended March 31, 1997, and OEM sales represented 50% during the same period. International sales accounted for 33% of the Company's revenues during the three months ended March 31, 1997. Midisoft's customer base tends to vary from period to period as it establishes new relationships in each of its customer segments. During the three months ended March 31, 1997, no software distributor or OEM customer individually accounted for greater than 10% of the Company's total revenues.

    The Company's revenues include sales of software, software licenses and services, less returns. Cost of revenues includes the costs of manuals, diskettes and duplication, packaging materials, assembly, paper goods, shipping and amortization of purchased software technology and capitalized software development costs. Cost of revenues as a percentage of sales is lower for OEM sales than for distributor and direct sales because few direct costs are involved. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, customer service and technical support costs and advertising and promotion expenses. General and administrative expenses consist of salaries of administrative personnel, legal and accounting costs and general operating expenses including rent and insurance. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts. Software development costs are expensed as incurred, until technological feasibility is established, after which any additional costs may be capitalized until the software is ready for release. Amortization of capitalized software development costs begins when the related product is available for release to customers. The Company has determined that the dynamic nature of software technology precludes it from capitalizing software development in the future.

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

SEASONALITY

    Sales to distributors tend to be greater in the fourth quarter as consumers buy software to supplement their holiday computer hardware purchases. OEM sales are concentrated in a small number of large customer contracts and tend to occur sporadically. Direct sales generally increase when software upgrades become available.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO 1996

    Revenues for the three months ended March 31, 1997 were $537,000, an increase of $25,000, compared to $512,000 for the same period in 1996. Sales to software distributors and resellers, together with direct sales were $269,000, representing 50% of revenues in the three months ended March 31, 1997, compared to $464,000 which represented 91% of revenues for the same period in 1996. OEM sales were $268,000 and $48,000 representing 50% and 9% for the same periods respectively. International sales accounted for 33% of the Company's revenues for the three months ended March 31, 1997 and 7% in 1996. The increase in revenues was primarily the result of the availability of three new OEM products during the first quarter of 1997.

    Gross profit for the three months ended March 31, 1997 was $210,000, an increase of $119,000, compared to $91,000 for the same period the prior year. As a percentage of revenues, gross profit increased to 39% in the three months ended March 31, 1997 from 18% in 1996. The increased gross profit percentage for the three month period was primarily the result of higher OEM sales. Cost of revenues as a percentage of sales is lower for OEM sales than for distributor and direct sales because few direct costs are involved. Software amortization costs for the three months ended March 31, 1997 fell to $154,000 as compared with $219,000 for the same period during 1996. These capitalized software costs are expected to be completely amortized by October, 1997.

    Sales and marketing expenses for the three months ended March 31, 1997 were $539,000, a reduction of $121,000, compared to $660,000 for the same period in the prior year. As a percentage of revenues, sales and marketing expenses decreased to 100% in the three months ended March 31, 1997 from 129% for the same period in 1996. Higher sales and marketing expenses in 1996 was due to the inclusion of personnel reorganization costs in the first quarter of 1996 not experienced in 1997.

    General and administrative expenses for the three months ended March 31, 1997 were $384,000, a decrease of $199,000, compared to $583,000 for the same period of the prior year. As a percentage of revenues, these expenses for the three months ended March 31, 1997 decreased to 72% in 1997 from 114% for the same period in 1996. The current expense represents base levels for the Company's general and administrative expenses whereas the first quarter of 1996 included legal costs of the shareholder class action suit which the Company concluded in that quarter.

    Research and development expenses for the three months ended March 31, 1997 were $265,000, an increase of $47,000, compared to $218,000 for the same period the prior year. As a percentage of revenues, research and development expenses increased to 49% in the three months ended March 31, 1997 from 43% for the same period in 1996. The increase in research and development costs during the first quarter 1997 reflects the increased efforts to complete three new products which were introduced during the first quarter of 1997.

    Interest and other income for the three months ended March 31, 1997 was $6,000, compared to $45,000 for the same period the prior year. The decrease in interest income in the first quarter of 1997 reflects a decrease in the amount of cash available for investments due to use of cash in operations.

    No income taxes are payable at March 31, 1997, the result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1996 of approximately $18,100,000. The net operating losses will reduce taxes due in future periods and begin to expire in 2008.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $63,000 and net accounts receivable of $614,000. This compares to cash, cash equivalents and short term investments of $709,000 and net accounts receivable of $1,282,000 at December 31, 1996. The decline in liquidity and capital resources is the result of the Company's negative cash flow from operations during its final stages of reorganization.

    The Company's current liabilities at March 31, 1997 were $1,316,000 compared to $1,816,000 at December 31, 1996. The Company has had no long term debt since inception, and has no present commitments or agreements that could require any long-term debt to be incurred. As of March 31, 1997, working capital totaled $649,000.

    To date, the Company has financed its operations principally through the net proceeds from its two public offerings and other equity transactions. The Company's ability to fund continued operations depends on raising additional capital during the second quarter of 1997. Should the Company be unable to raise additional capital during such period, the Company could be required to significantly reduce its operations and take other steps designed to conserve capital and reduce ongoing expenses. Any such steps would likely have a material adverse effect on the Company's ability to establish profitable operations in the future. The Company expects to complete a private offering in the second quarter, 1997 and that the funds received from this offering, if completed, along with cash generated from the sale of products and collections of accounts receivable, will be sufficient to meet the Company's capital requirements for at least the next 12 months. The Company will continue to pursue other financing arrangements, as needed, to increase its cash reserves in 1997. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

    The Company is dependent to a material degree on OEM sales. OEM sales accounted for 50% of revenue recognized during the three months ended March 31, 1997 as compared with 9% for the same period in 1996. The increase in sales is attributable to increased efforts by the Company to develop products marketable to computer chip and PC manufacturers.

    The Company's operating activities used cash of $646,000 for the three month period ended March 31, 1997, reflecting a nominal decrease from the first quarter of 1996 and a 51% decrease from the fourth quarter of 1996.

                                    PART II
                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS--ASK ME MULTIMEDIA ARBITRATION
           On or about May 9, 1997, Ask Me Multimedia Corporation ("AMM")
           served a Demand for Arbitration (the "Arbitration") on the
           Company. The Artibration was filed with the American Arbitration
           Association in Seattle, Washington. The Arbitration alleges that in connection with the Company's purchase of assets from AMM in early 1995, the Company breached certain of the representations, warranties and covenants made to AMM. The Arbitration seeks damages in excess of $1.1 million for, among other things, breach of contract. The Company intends to vigorously defend the
           Arbitration and to assert all available counterclaims against AMM.
           The Company believes it has certain valid defenses and
           counterclaims to the Arbitration, however, the Company cannot predict the outcome of the Arbitration. Given the Company's limited working capital, a significant damage award against the
           Company could have a material adverse affect on future operations.
           In addition, the existence of the Arbitration may adversely affect the Company's ability to raise additional capital.
ITEM 2.    CHANGES IN SECURITIES--NONE
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES--NONE
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -NONE
ITEM 5.    OTHER INFORMATION.--NONE
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
             A) EXHIBITS--NONE
             B) REPORTS ON FORM 8-K: Reports Filed on January 9, 1997, concerning the change in the Corporation's Independent Auditors.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MIDISOFT CORPORATION
                                   (REGISTRANT)

                                DATE: MAY 13, 1997

                                BY:            /s/ MELINDA A. BRYDEN
                                     -----------------------------------------
                                        Melinda A. Bryden, Vice President of
                                        Finance and Chief Financial Officer

                                   SIGNATURES
    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MIDISOFT CORPORATION
                                   (REGISTRANT)

                                DATE: MAY 13, 1997

                                BY:
                                     -----------------------------------------
                                     Melinda A. Bryden, Vice President of
                                     Finance and Chief Financial Officer