Form 10KSB40/A
period 1996-12-31
MIDISOFT CORPORATION
filed 1997-06-20
CIK 882692

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB/A1

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

On May 9, 1997, Ask Me Multimedia Corporation ("AMM") served a Demand for Arbitration (the "Arbitration") on the Company. The Arbitration was filed with the American Arbitration Association in Seattle, Washington. The Arbitration alleges that in connection with the Company's purchase of certain AMM assets in early 1995, the Company breached certain of the representations, warranties and covenants made to AMM. The Arbitration seeks damages in excess of $1.1 million for, among other things, breach of contract. The Company intends to vigorously defend the Arbitration and to assert all available counterclaims against AMM. The Company believes that it has certain valid defenses and counterclaims to the Arbitration, however, the Company cannot predict the outcome of the Arbitration. Given the Company's limited working capital, a significant damage award against the Company could have a material adverse affect on future operations. In addition, the existence of the Arbitration may adversely affect the Company's ability to raise additional capital.

ITEM 7.   FINANCIAL STATEMENTS

Item 7 is hereby amended in order to (i) make certain technical corrections to the report of Price Waterhouse LLP, (ii) change the order of the Statements of Cash Flows and the Statements of Shareholders' Equity,
(iii) modify the numbers assigned to the Notes to Financial Statements
(iv) add a new note 15 to Notes to Financial Statements describing the repurchase of certain shares of common stock pursuant to a buy-sell agreement and (v) add Note 16 describing a certain subsequent event. The Company has not restated or modified any amounts appearing in the Financial Statements or the Notes to Financial Statements set forth below.


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

Seattle, Washington                                          Ernst & Young LLP
March 13, 1997


             REPORT OF PRICE WATERHOUSE LLP, INDEPENDENT ACCOUNTANTS

To the Board of  Directors
and Shareholders of Midisoft Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Midisoft Corporation at December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Price Waterhouse  LLP
Seattle, Washington
March 27, 1996

                              MIDISOFT CORPORATION
                                 BALANCE SHEETS


                                                               ASSETS
                                                                                            Year ended December 31,
                                                                                       -----------------------------------
                                                                                            1996               1995
                                                                                       ---------------     ---------------
Current assets:
           Cash and cash equivalents                                                    $    709,000        $  2,143,000
           Short term investments                                                                              1,540,000
           Accounts receivable - net of allowances of
            $1,052,000 in 1996 and $1,550,000 in 1995                                      1,282,000           2,329,000
           Inventories                                                                       942,000             494,000
           Prepaid expenses and other receivable                                             282,000             266,000
                                                                                       ---------------     ---------------
             Total current assets                                                          3,215,000           6,772,000
Property & equipment, net                                                                    421,000             562,000
Capitalized software and other costs, net                                                    455,000           1,230,000
                                                                                       ---------------     ---------------
             Total assets                                                               $  4,091,000        $  8,564,000
                                                                                       ---------------     ---------------
                                                                                       ---------------     ---------------

                                                 LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
           Trade accounts payable                                                       $    691,000        $    429,000
           Accrued wages & payroll taxes                                                     186,000             260,000
           Other accrued expenses                                                            118,000           1,804,000
           Deferred revenue                                                                  821,000             807,000
                                                                                       ---------------     ---------------
             Total current liabilities                                                     1,816,000           3,300,000
                                                                                       ---------------     ---------------
Commitments & contingencies (Note 13)
Shareholders' equity
           Preferred stock, Series A Convertible, no par value; 2,500,000 shares authorized, 1,100 shares issued and outstanding in 1996 and
             none in 1995                                                                  1,100,000
           Common stock, no par value; 10,000,000 shares authorized,
             5,345,425 issued and outstanding in 1996 and
             4,662,441 issued and outstanding in 1995                                     18,733,000          17,106,000
           Retained deficit                                                              (17,558,000)        (11,842,000)
                                                                                       ---------------     ---------------
             Total shareholders' equity                                                    2,275,000           5,264,000
                                                                                       ---------------     ---------------
             Total liabilities and shareholders' equity                                 $  4,091,000        $  8,564,000
                                                                                       ---------------     ---------------
                                                                                       ---------------     ---------------




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

3.   RESTRUCTURING OF OPERATIONS

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


4.   ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

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

5.   INVENTORIES

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

6.   PROPERTY AND EQUIPMENT

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

7.   CAPITALIZED SOFTWARE AND OTHER COSTS

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

8.   BANK CREDIT LINE FACILITY

     The Company has a bank line of credit facility, from U.S. Bank of Washington. Pursuant to the terms of the agreement, the Company may borrow on a secured basis up to $3,000,000 at the bank's prime rate and up to $120,000 on corporate bank cards. The credit facility has a 1/4% commitment fee, matures May 31, 1997. At December 31, 1996, no amount was drawn on either credit facility.

9.  OTHER ACCRUED EXPENSES

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

10.  INCOME TAXES

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


11.  SHAREHOLDERS' EQUITY

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

                                               1996               1995
                                               ----               ----
                                                               (Unaudited)

          Net loss as reported            $  (5,716,000)     $  (12,132,000)
                                         ---------------    -----------------
                                         ---------------    -----------------
          Net loss pro forma              $  (6,613,000)     $  (12,882,000)
                                         ---------------    -----------------
                                         ---------------    -----------------
          Loss per share as reported           $  (1.22)           $  (2.60)
                                         ---------------    -----------------
                                         ---------------    -----------------
          Loss per share pro forma             $  (1.41)           $  (2.76)
                                         ---------------    -----------------
                                         ---------------    -----------------

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

12.  LICENSE AGREEMENTS

     The Company has license agreements with various developers and producers of computer software which require the Company to pay royalties. During the years ended December 31, 1996 and 1995, total royalty costs were $48,000 and $195,000, respectively.

13.  COMMITMENTS AND CONTINGENCIES

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

14.  EMPLOYEE BENEFIT PLANS

     In June 1996, the Company adopted a qualified profit-sharing plan under the provisions of Internal Revenue Code 401(k). The plan is available to all employees meeting the eligibility requirements.

15.  RELATED PARTY TRANSACTIONS

     During 1995, the Company repurchased from one of its Co-Founders, Mr. McCulley, 63,000 shares of common stock for $17,000 under the Founder's buy-sell agreement.

16.   SUBESQUENT EVENT (UNAUDITED)

      On May 9, 1997, Ask Me Multimedia Corporation ("AMM") served a
      Demand for Arbitration (the "Arbitration") on the Company. The Arbitration was filed with the American Arbitration Association in Seattle, Washington. The Arbitration alleges that in connection with the Company's purchase of certain AMM assets in early 1995, the Company breached certain of the representations, warranties and covenants made to AMM. The Arbitration seeks damages in excess of $1.1 million for, among other things, breach of contract. The Company is still in the process of evaluating AMM's claims and therefore is not in a position at this time to estimate possible outcome. The Company intends to defend against the Arbitration vigorously.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     1.     Previous independent accountants.
     (i) Midisoft Corporation (the "Company") dismissed Price Waterhouse LLP (the "Former Accountants") as its independent accountants on January 2, 1997.

     (ii) The Former Accountants reported on the Company's financial statements for the fiscal years ended December 31, 1994 and 1995. The reports of the Former Accountants on the financial statements for such years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          FINANCIAL STATEMENTS: The following are filed as a part of this report under Financial Statements
                                                                        Page

          Report of Ernst & Young LLP. . . . . . . . . . . . . . . . .  16
          Report of Price Waterhouse LLP . . . . . . . . . . . . . . .  16
          Balance Sheets - At December 31, 1996 and 1995 . . . . . . .  17
          Statements of Operations - For the Years Ended December 31,
            1996 and 1995. . . . . . . . . . . . . . . . . . . . . . .  18
          Statements of Shareholders' Equity - For the Years
            Ended December 31, 1996 and 1995 . . . . . . . . . . . . .  19
          Statements of Cash Flows - For the Years Ended
            December 31, 1996 and 1995 . . . . . . . . . . . . . . . .  20
          Notes to Financial Statements - For the Years
            Ended December 31, 1996 and 1995 . . . . . . . . . . . . .  21

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MIDISOFT CORPORATION
                                        (Registrant)


Date: June 17, 1997                By:    /S/ Larry Foster
                                      -------------------------------------
                                   Larry Foster, Chairman of the Board,
                                   President and Chief Executive Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                        TITLE                           DATE
     ---------                        -----                           ----

   /S/ LARRY FOSTER        Chairman of the Board,                 June 17, 1997
-------------------------  President and Chief Executive
Larry Foster               Officer


  /S/ MELINDA A. BRYDEN    Vice President, Finance and            June 17, 1997
-------------------------  and Chief Financial Officer
Melinda A. Bryden          (Principal Accounting Officer)


  /S/ JOHN BAUER           Director                               June 17, 1997
-------------------------
John Bauer


  /S/ MARSHA MURRY         Director                               June 17, 1997
-------------------------
Marsha Murry


 /S/ A. PETER PARSONS      Director                               June 17, 1997
-------------------------
A. Peter Parsons


                           Director                               June 17, 1997
-------------------------
Stephen Sedmak
                                                                              12