Form 10QSB
period 1997-06-30
MIDISOFT CORPORATION
filed 1997-08-13
CIK 882692

-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                     or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For The Transition Period From            to
                                             ----------    ----------

                       Commission File Number 000-22172

                              MIDISOFT CORPORATION
       (Exact name of small business issuer as specified in its charter)



             Washington                           91-1345532
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

           Common stock, no par value; 6,297,130 shares outstanding;
                               as of August 11, 1997

-------------------------------------------------------------------------------

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

          a)   Balance Sheets - June 30, 1997 and December 31, 1996

          b)   Statements of Operations - For the Three and Six
               Months Ended June 30, 1997 and 1996

               Statements of Cash Flows - For the Six
          c)   Months Ended June 30, 1997 and 1996

          d)   Notes to Unaudited Financial Statements

Item 2.   Management's Discussion and Analysis  of Financial
          Condition or Plan of Operation . . . . . . . . . . . . . . .    8

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   12

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .   12

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . .   12

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .   12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .   12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   12

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

ITEM 1.                       MIDISOFT CORPORATION
                                 BALANCE SHEETS

                                                     ASSETS
                                                                         (Unaudited)               (Audited)
                                                                         At June 30,            At December 31,
                                                                            1997                      1996
                                                                         ------------           ---------------
Current assets:
     Cash and cash equivalents                                           $     66,000            $    709,000
     Accounts receivable - net of allowances of
        $468,000 in 1997 and $1,052,000 in 1996                               605,000               1,282,000
     Inventories                                                              777,000                 942,000
     Prepaid expenses and other receivable                                    351,000                 282,000
                                                                         ------------            ------------
        Total current assets                                                1,799,000               3,215,000
Property & equipment, net                                                     320,000                 421,000
Capitalized software and other costs, net                                     151,000                 455,000
                                                                         ------------            ------------
        Total assets                                                     $  2,270,000            $  4,091,000
                                                                         ------------            ------------
                                                                         ------------            ------------

                                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                              $    764,000            $    691,000
     Note Payable                                                             360,000
     Accrued wages & payroll taxes                                            140,000                 186,000
     Other accrued expenses                                                   118,000                 118,000
     Deferred revenue                                                         202,000                 821,000
                                                                         ------------            ------------
        Total current liabilities                                           1,584,000               1,816,000
                                                                         ------------            ------------
Shareholders' equity
     Common stock, no par value; 10,000,000 shares authorized,
        6,050,750 issued and outstanding in 1997 and
        5,345,425 issued and outstanding in 1996                           19,809,000              18,733,000
     Preferred stock; 60 convertible shares outstanding in 1997 and
        1,100 convertible shares issued and outstanding in 1996                60,000               1,100,000
     Retained deficit                                                     (19,183,000)            (17,558,000)
                                                                         ------------            ------------
        Total shareholders' equity                                            686,000               2,275,000
                                                                         ------------            ------------
        Total liabilities and shareholders' equity                       $  2,270,000            $  4,091,000
                                                                         ------------            ------------
                                                                         ------------            ------------

                        See accompanying notes to financial statements.

                             MIDISOFT CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended            Six Months Ended
                                                     June 30,                      June 30,
                                             -------------------------   ----------------------------
                                                1997           1996          1997            1996
                                             ----------    -----------   ------------    ------------
Revenues                                     $  819,000    $   491,000   $  1,356,000    $  1,003,000
Cost of revenues                                344,000        391,000        672,000         812,000
                                             ----------    -----------   ------------    ------------
Gross profit                                    475,000        100,000        684,000         191,000
Operating expenses:
     Sales and marketing                        428,000      1,076,000        966,000       1,736,000
     General and administrative                 420,000        637,000        790,000       1,220,000
     Research and development                   255,000        204,000        521,000         422,000
                                             ----------    -----------   ------------    ------------
        Total operating expenses              1,103,000      1,917,000      2,277,000       3,378,000
                                             ----------    -----------   ------------    ------------
Operating loss                                 (628,000)    (1,817,000)    (1,593,000)     (3,187,000)
Interest and other income/(expense)             (25,000)        33,000        (32,000)         78,000
                                             ----------    -----------   ------------    ------------
Net loss                                     $ (653,000)   $(1,784,000)  $ (1,625,000)     (3,109,000)
                                             ----------    -----------   ------------    ------------
                                             ----------    -----------   ------------    ------------

Net loss per share                           $    (0.11)   $     (0.38)  $      (0.28)   $      (0.66)
                                             ----------    -----------   ------------    ------------
                                             ----------    -----------   ------------    ------------

Weighted average shares outstanding           5,890,000      4,673,000      5,863,000       4,677,000
                                             ----------    -----------   ------------    ------------
                                             ----------    -----------   ------------    ------------

                 See accompanying notes to financial statements.

                            MIDISOFT CORPORATION
                          STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                             --------------------------------
                                                                  1997               1996
                                                             -------------      -------------
Cash flows from operations:
     Net loss                                                $ (1,625,000)      $  (3,109,000)
                                                             -------------      -------------
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation & amortization                                  408,000             565,000
     Interest paid through Common Stock                           36,000
     (INCREASE) DECREASE IN ASSETS:
        Accounts receivable, net                                  677,000           1,119,000
        Inventories                                               165,000             159,000
        Prepaid expenses                                          (69,000)            (83,000)
     INCREASE (DECREASE) IN LIABILITIES:
        Trade accounts payable                                     73,000            (221,000)
        Accrued wages & payroll taxes                             (46,000)            (79,000)
        Other accrued expenses                                          -            (118,000)
        Deferred revenue                                         (619,000)             99,000
                                                             -------------      -------------
           Total adjustments                                      625,000           1,441,000
                                                             -------------      -------------
           Net cash used for operations                        (1,000,000)         (1,668,000)
                                                             -------------      -------------
Cash from/(used for) investments:
     Redemption of short term investments                                           1,540,000
     Additions to plant & equipment                                (3,000)            (51,000)
                                                             -------------      -------------
           Net cash from/(used for) investments                    (3,000)          1,489,000
                                                             -------------      -------------
Cash flows from financing:
     Note payable                                                 360,000
     Stock options exercised                                            -              72,000
                                                             -------------      -------------
Net cash provided by financing                                    360,000              72,000
                                                             -------------      -------------
Net change in cash and cash equivalents                          (643,000)           (107,000)
Cash and cash equivalents, beginning of year                      709,000           2,143,000
                                                             -------------      -------------
Cash and cash equivalents, end of period                     $     66,000       $   2,036,000
                                                             -------------      -------------
                                                             -------------      -------------

Supplemental cash flow information:
     Common stock issued in payment of interest              $     36,000       $           -

                See accompanying notes to financial statements.

                            MIDISOFT CORPORATION

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

     The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full calendar year.

ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

     Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:

                                              June 30,        December 31,
                                                1997              1996
                                             ----------       ------------

     OEM                                     $  459,000       $  1,600,000
     Resellers and other                        614,000            734,000
                                             ----------       ------------
        Subtotal                              1,073,000          2,334,000
     Less:  Allowance for doubtful accounts    (294,000)          (781,000)
            Allowance for sales returns        (174,000)          (271,000)
                                             ----------       ------------
     Total accounts receivable               $  605,000       $  1,282,000
                                             ----------       ------------
                                             ----------       ------------

     Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in monthly or quarterly installments. At June 30, 1997, OEM accounts receivable amounts not yet due were $173,000, equal to 38% of total OEM receivables compared to $173,000, equal to 11% at December 31, 1996. Reseller payment terms typically are standardized and similar to those given software distributors. At June 30, 1997, reseller accounts receivable amounts not yet due were $284,000, equal to 46% of total reseller receivables compared to $154,000, equal to 21% at December 31, 1996.

     The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, and Japan. Domestic customers comprised $682,000 of accounts receivable at June 30, 1997, compared to $1,540,000 at December 31, 1996. Foreign customers comprised $391,000 of accounts receivable at June 30, 1997 compared to $794,000 at December 31, 1996.

INCOME TAXES

     No income taxes are payable at June 30, 1997, the result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1996 of approximately $18.1 million that will reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combination of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward.

INVENTORIES

Inventories are summarized as follows:

                                         June 30,     December 31,
                                           1997           1996
                                        ----------    ------------
Raw Materials                           $  660,000     $  760,000
Finished Goods                             204,000        287,000
Less:  Allowance for obsolescence          (87,000)      (105,000)
                                        ----------     ----------
     Total Inventories                  $  777,000     $  942,000
                                        ----------     ----------
                                        ----------     ----------

CAPITALIZED SOFTWARE AND OTHER COSTS

Capitalized software and other costs are summarized as follows:

                                                                           June 30,     December 31,
                                                                             1997           1996
                                                                           ---------    ------------
Purchased software technology, net of accumulated amortization of
  $529,000 and $412,000, respectively, in 1997 and 1996                    $  76,000      $ 193,000
Purchased contract software technology, net of accumulated
  amortization of $461,000 and $380,000, respectively, in 1997 and 1996       33,000        115,000
Capitalized software development costs, net of accumulated
  amortization of $535,000 and $430,000, respectively, in 1997 and 1996       42,000        147,000
                                                                           ---------      ---------
      Total capitalized software                                           $ 151,000      $ 455,000
                                                                           ---------      ---------
                                                                           ---------      ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

GENERAL

     Midisoft is a leading provider of innovative applications and utilities for the control and use of sound on personal computers. The Company was founded in 1986 and has developed award-winning audio software products since that time. Over the past 11 years the total available market for these types of products has expanded dramatically from a very small segment of PCs used mainly by computer hobbyists into virtually each computer that ships from every system manufacturer. Sound on the PC has changed from a differentiating feature into a standard component on all hardware platforms and product lines. The emergence of the Internet has amplified this expansion and created the backbone with which sounds, voice messages and music can now be sent globally to enhance communication world-wide. As new technologies evolve, the Company believes it can continue to be a premiere provider of audio control expertise. The Company markets its products on a worldwide basis to (i) original equipment manufacturers (OEMs), which "bundle" one or more of Midisoft's products with their own products, (ii) distributors and resellers, which directly supply the retail distribution channel, (iii) end users, catalog companies, and businesses and (iv) on-line Internet purchasers.

     Sales to software distributors and resellers, together with direct sales, represented 68% and 61% of revenues in the three and six months ended June 30, 1997, and OEM sales represented 32% and 39% during the same periods. International sales accounted for 9% and 22% of the Company's revenues during the three and six months ended June 30, 1997. Midisoft's customer base tends to vary from period to period as it establishes new relationships in each of its customer segments. During the three months ended June 30, 1997, two different software distributors individually accounted for greater than 10% of the Company's total revenues, collectively accounting for 28%. During the six months ended June 30, 1997, one software distributor accounted for 10% of the Company's total revenues.

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

SEASONALITY

     Sales to distributors tend to be greater in the third and fourth quarter as consumers buy software to supplement their holiday computer hardware purchases. OEM sales are concentrated in a small number of large customer contracts and tend to occur sporadically. Direct sales generally increase when software upgrades become available.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1997 TO 1996

     Revenues for the three months ended June 30, 1997 were $819,000, an increase of $328,000, or 67%, compared to $491,000 for the same period in 1996. Revenues for the first six months of 1997 were $1,356,000, an increase of $353,000, or 35%, compared to $1,003,000 for the same period in 1996. Sales to software distributors and resellers, together with direct sales were $558,000 and $827,000, representing 68% and 61% of revenues in the three and six months ended June 30, 1997, compared to $260,000 and $724,000 which represented 53% and 72% of revenues for the same period in 1996. OEM sales of $261,000 and $529,000 represented 32% and 39% in the three and six months ended June 30, 1997, respectively. OEM sales of $230,000 and $278,000 represented 47% and 28% in the three and six months ended June 30, 1996, respectively. International sales accounted for 9% and 22% of the Company's revenues for the three and six months ended June 30, 1997 and accounted for 24% and 16% for the same periods in 1996. The increase in revenues was primarily the consequence of four new OEM product introductions during the first half of 1997 resulting in the signing of twelve new OEM contracts during the same period. Higher distributor and reseller sales were due to the release of one new music product and the upgrade of the Company's legacy studio product.

     Gross profit for the three months ended June 30, 1997 was $475,000, an increase of $375,000, or 375%, compared to $100,000 for the same period the prior year. Gross profit for the six months ended June 30, 1997 was $684,000, an increase of $493,000, or 258%, compared to $191,000 for the same period the prior year. As a percentage of revenues, gross profit increased to 58% in the three months ended June 30, 1997 from 20% in 1996. As a percentage of revenues, gross profit increased to 50% in the six months ended June 30, 1997 from 19% in 1996. Gross profits, in general, are affected by the mix of OEM licensing revenue versus application products revenue as well as the mix within application products. The improvement in gross margin as a percentage of revenues reflects the strengthening of OEM sales achieved during the three months ended June 30, 1997. Direct costs were lower in the second quarter of 1997 compared with the same quarter last year due the distribution of more products via CD-ROM media, lower amortization costs and reduced labor costs. Software amortization costs for the three months ended June 30, 1997 fell to $150,000 as compared with $219,000 for the same period during 1996. Software amortization costs for the six months ended June 30, 1997 were $310,000, a decrease of $173,000, compared with $483,000 for the same period during 1996. These assets are expected to be completely amortized by October, 1997.

     Sales and marketing expenses for the three months ended June 30, 1997 were $428,000, a reduction of $648,000, compared to $1,076,000 for the same period in the prior year. Sales and marketing expenses for the six months ended June 30, 1997 were $966,000, a reduction of $770,000, compared to $1,736,000 for the same period in the prior year. As a percentage of revenues, sales and marketing expenses decreased to 52% in the three months ended June 30, 1997 from 219% for the same period in 1996. As a percentage of revenues, sales and marketing expenses decreased to 71% in the six months ended June 30, 1997 from 173% for the same period in 1996. The comparative reduction in expenses is due in part to higher advertising and promotional expenditures incurred in 1996 to launch new retail products during the second quarter of that year. 1997 expenses reflect a reduction of marketing personnel and a change in product marketing strategy.

     General and administrative expenses for the three months ended June 30, 1997 were $420,000, a decrease of $217,000, compared to $637,000 for the same period of the prior year. General and administrative expenses for the six months ended June 30, 1997 were $790,000, a decrease of $430,000, compared to $1,220,000 for the same period of the prior year. As a percentage of revenues, these expenses for the three months ended June 30, 1997 decreased to 51% in 1997 from 130% for the same period in 1996. As a percentage of revenues, these expenses for the six months ended June 30, 1997 decreased to 58% in 1997 from 122% for the same period in 1996. The current expense reflects a reduction of personnel in the Company's general and administrative departments and the reduction of legal costs pertaining to the shareholder class action suit which the Company incurred in the same period in 1996.

     Research and development expenses for the three months ended June 30, 1997 were $255,000, an increase of $51,000, compared to $204,000 for the same period the prior year. As a percentage of revenues, research and development expenses decreased to 31% in the three months ended June 30, 1997 from 41% for the same period in 1996. Research and development expenses for the six months ended June 30, 1997 were $521,000, an increase of $99,000, compared to $422,000 for the same period the prior year. As a percentage of revenues, research and development expenses decreased to 38% in the six months ended June 30, 1997 from 42% for the same period in 1996. The increase in research and development costs during the first six months of 1997 reflects the expansion of the Company's engineering staff and related costs required to support its continued emphasis on developing new products and enhancing existing products.

     Interest and other income/(expense) for the three months ended June 30, 1997 was $25,000 compared to $33,000 for the same period the prior year. Interest and other income for the six months ended June 30, 1997 was $32,000 compared to $78,000 for the same period the prior year. The change in the three and six month periods reflects a decrease in the amount of cash available for investments due to use of cash in operations.

      As of June 30, 1997, the Company employed 37 employees. Of these, 10 are employed in administration, 13 in product development and 14 in sales and marketing. All of the employees are covered by confidentiality agreements, and no employee has an employment contract. None of the Company's employees are represented by a union or other bargaining group. The Company believes it maintains good employee relations.

     No income taxes are payable at June 30, 1997, the result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1996 of approximately $18,100,000. The net operating losses will reduce taxes due in future periods and begin to expire in 2008.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $66,000 and net accounts receivable of $605,000. This compares to cash, cash equivalents and short term investments of $709,000 and net accounts receivable of $1,282,000 at December 31, 1996. The decline in liquidity and capital resources is the result of negative cash flow from operations as the Company continues to make significant investments in development of its software products and expansion of distribution channels, including products and distribution strategies targeted for the OEM and emerging Internet markets.

     The Company's current liabilities at June 30, 1997 were $1,584,000 compared to $1,816,000 at December 31, 1996. As of June 30, 1997, working capital totaled $215,000.

     The Company has a $400,000 line of credit with a bank. The borrowings under the line of credit bear interest at 1% over the bank's prime rate and are secured by accounts receivable, inventory and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain minimum levels of tangible net worth, as defined in the agreement. The Company is not in compliance with certain of the covenants in the agreement, but has received a waiver from the bank. As of June 30, 1997, $360,000 had been borrowed on the facility.

     To date, the Company has financed its operations principally through the net proceeds from its two public offerings and other equity transactions.
The Company expects to complete a private offering in August, 1997 and that the funds received from this offering, along with cash generated from the sale of products and collections of accounts receivable, will be sufficient to meet the Company's capital requirements for at least the next 12 months. The Company will continue to pursue other financing arrangements, as needed, to increase its cash reserves in 1997. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

     The Company is dependent to a material degree on OEM sales. OEM sales accounted for 39% of revenue recognized during the six months ended June 30, 1997 as compared with 28% for the same period in 1996. The increase in OEM sales is attributable to increased efforts by the Company to develop products marketable to computer chip and PC manufacturers and the Company's execution of 12 new OEM contracts during the six months ended June 30, 1997.

     The Company's operating activities used cash of $1,000,000 for the six month period ended June 30, 1997, reflecting a decrease of $668,000 compared with the same period in 1996. During the second quarter of 1997, the Company's net operating activities used cash of $339,000, a decrease of $713,000, compared with the same period the prior year.

SUBSEQUENT EVENTS

NASDAQ Hearing:

     On July 31, 1997 the Company had a hearing before a Panel authorized by the National Association of Securities Dealers, Inc. Board of Governors. The meeting included a discussion of Midisoft's failure to meet certain requirements as set forth in NASD Marketplace Rule 4450(a)(3) as well as a presentation of Midisoft's proposal to achieve compliance. The Company anticipates that certain of the items presented, including information regarding its continued efforts towards completing the Private Offering noted above, will enable it to cure the noncompliance issues and maintain its current listing on the NASDAQ National Market.

RISKS RELATED TO FORWARD LOOKING STATEMENTS

     This report contains and incorporates by reference certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the development of new music and strategic software products, (ii) the expansion of domestic and international marketing, sales and distribution programs, (iii) the development and maintenance of software license arrangements with hardware manufacturers,
(iv) the continued protection of proprietary technologies and (v) the ability to fund continued operations out of existing working capital, additional capital infusion and cash flow from future operations. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to develop and introduce new music and strategic software products on a timely basis, that rapid changes in technology will not make the Company's products obsolete or otherwise reduce their ability to compete in the marketplace, that competitive conditions within the industry will not change materially or adversely, that the use of multimedia PCs in homes and small offices will continue to grow, that management's decision to re-focus the Company's resources on music and sound products will reduce certain expenses from the levels which were experienced in 1995 and 1996, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and there can be no assurance that the forward-looking information will prove to be accurate. In addition, the business and operations are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS -

     On or about May 9, 1997, Ask Me Multimedia Corporation ("AMM") served a Demand for Arbitration (the "Arbitration") on the Company. The Arbitration was filed with the American Arbitration Association in Seattle, Washington. The Arbitration alleges that in connection with the Company's purchase of assets of AMM in early 1995, the Company breached certain of the representations, warranties and covenants made to AMM. The Arbitration seeks damages in excess of $1.1 million for, among other things, breach of contract. The Company intends to vigorously defend the Arbitration and to assert all available counterclaims against AMM. The Company believes it has certain valid defenses and counterclaims to the Arbitration, however, the Company cannot predict the outcome of the Arbitration. Given the Company's limited working capital, a significant damage award against the Company could have a material adverse affect on future operations. In addition, the existence of the Arbitration may adversely affect the Company's ability to raise additional capital.

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 16, 1997, the Company held its Annual Meeting of Shareholders. Shareholders of record on June 2, 1997, the record date, holding a total of 5,957,549 shares were eligible to vote on the two items presented. A total of 4,210,192 shares voted, equal to 71% of the shares outstanding on the record date shown below:

     Item No. 1     Election of Director voted as follows:

                    John Bauer    3,299,706 voted for; 910,486 withheld
                                  ---------            -------

     Item No. 2     Amendment to add 300,000 shares of common stock to the
                    Company's 1989 Stock Option Plan:

                1,030,184 voted for;  1,124,394 voted against; 41,163 abstained
                ---------             ---------                ------

ITEM 5.   OTHER INFORMATION. - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MIDISOFT CORPORATION
                                          (Registrant)


                                       Date: August 12, 1997


                                       BY:     /s/  Melinda A. Bryden
                                           ------------------------------------
                                           Melinda A. Bryden, Vice President of
                                           Finance and Chief Financial Officer

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MIDISOFT CORPORATION
                                          (Registrant)


                                       Date: August 12, 1997


                                       BY:
                                           ------------------------------------
                                           Melinda A. Bryden, Vice President of
                                           Finance and Chief Financial Officer