Form 10-Q
period 1997-09-30
MIDISOFT CORPORATION
filed 1997-11-12
CIK 882692

-------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1997
                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM _____ TO _____


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

           Common stock, no par value; 6,359,630 shares outstanding;
                             as of October 15, 1997


-------------------------------------------------------------------------

                              MIDISOFT CORPORATION
                              INDEX TO FORM 10-QSB

                                                                          Page
                                                                          ----

                                     PART I

                             FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . .  3

               a)   Balance Sheets - September 30, 1997 and December 31, 1996

               b) Statements of Operations - For the Three and Nine months Ended September 30, 1997 and 1996

               c) Statements of Cash Flows - For the Nine months Ended September 30, 1997 and 1996

               d)   Notes to Unaudited Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition or
          Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . .  8

                                     PART II

                                 OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . 11

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 11

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . 11

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 11


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 1.
                             MIDISOFT CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                                  (Unaudited)          (Audited)
                                                                At September 30,    At December 31,
                                                                      1997                1996
                                                                ----------------    ---------------
Current assets:
    Cash and cash equivalents                                      $     54,000       $    709,000
    Accounts receivable - net of allowances of
       443,000 in 1997 and $1,052,000 in 1996                           767,000          1,282,000
    Inventories                                                         580,000            942,000
    Prepaid expenses and other receivable                               366,000            282,000
                                                                ----------------    ---------------
       Total current assets                                           1,767,000          3,215,000
Property & equipment, net                                               276,000            421,000
Capitalized software and other costs, net                                38,000            455,000
                                                                ----------------    ---------------
       Total assets                                                $  2,081,000       $  4,091,000
                                                                ----------------    ---------------
                                                                ----------------    ---------------

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                         $  1,003,000         $  691,000
    Note Payable                                                       360,000
    Accrued wages & payroll taxes                                       114,000            186,000
    Other accrued expenses                                              113,000            118,000
    Deferred revenue                                                     95,000            821,000
                                                                ----------------    ---------------
       Total current liabilities                                      1,685,000          1,816,000
                                                                ----------------    ---------------

Convertible Debt                                                        250,000                 --

Shareholders' equity
    Common stock, no par value; 10,000,000 shares authorized,
       6,359,630 issued and outstanding in 1997 and
       5,345,425 issued and outstanding in 1996                      19,974,000         18,733,000
    Preferred stock; no convertible shares outstanding in 1997 and
       1,100 convertible shares issued and outstanding in 1996               --          1,100,000
    Retained deficit                                               (19,828,000)        (17,558,000)
                                                                ----------------    ---------------
       Total shareholders' equity                                       146,000          2,275,000
                                                                ----------------    ---------------
       Total liabilities and shareholders' equity                  $  2,081,000       $  4,091,000
                                                                ----------------    ---------------
                                                                ----------------    ---------------




                 See accompanying notes to financial statements.

                              MIDISOFT CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                  September 30,
                                                 -------------------------   ---------------------------
                                                    1997          1996           1997           1996
                                                 ----------   ------------   ------------   ------------
Revenues                                         $  767,000   $  1,158,000   $  2,123,000   $  2,161,000
Cost of revenues                                    302,000        588,000        974,000      1,400,000
                                                 ----------   ------------   ------------   ------------
Gross profit                                        465,000        570,000      1,149,000        761,000
Operating expenses:
    Sales and marketing                             334,000        723,000      1,300,000      2,459,000
    General and administrative                      539,000        488,000      1,329,000      1,708,000
    Research and development                        223,000        244,000        744,000        666,000
                                                 ----------   ------------   ------------   ------------
        Total operating expenses                  1,096,000      1,455,000      3,373,000      4,833,000
                                                 ----------   ------------   ------------   ------------
                                                 ----------   ------------   ------------   ------------
Operating loss                                     (631,000)      (885,000)    (2,224,000)    (4,072,000)
Interest and other income/(expense)                 (14,000)        17,000        (46,000)        95,000
                                                 ----------   ------------   ------------   ------------
Net loss                                         $ (645,000)   $  (868,000) $  (2,270,000)    (3,977,000)
                                                 ----------   ------------   ------------   ------------
                                                 ----------   ------------   ------------   ------------

Net loss per share                               $    (0.10)      $  (0.19)      $  (0.37)      $  (0.85)
                                                 ----------   ------------   ------------   ------------
                                                 ----------   ------------   ------------   ------------

Weighted average shares outstanding               6,257,000      4,691,000      6,205,000      4,677,000
                                                 ----------   ------------   ------------   ------------
                                                 ----------   ------------   ------------   ------------


                 See accompanying notes to financial statements.

                             MIDISOFT CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Nine Months Ended
                                                                     September 30,
                                                             ---------------------------
                                                                 1997            1996
                                                             -----------     -----------
Cash flows from operations:
    Net loss                                                $(2,270,000)    $(3,977,000)
                                                             -----------     -----------
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Depreciation & amortization                         570,000         792,000
            Interest paid through Common Stock                   41,000
            (INCREASE) DECREASE IN ASSETS:
                Accounts receivable, net                        515,000         858,000
                Inventories                                     362,000          (4,000)
                Prepaid expenses                                (84,000)        (58,000)
            INCREASE (DECREASE) IN LIABILITIES:
                Trade accounts payable                          312,000        (271,000)
                Accrued wages & payroll taxes                   (72,000)        (77,000)
                Other accrued expenses                           (5,000)       (138,000)
                Deferred revenue                               (726,000)        107,000
                                                             -----------     -----------
                     Total adjustments                          913,000       1,209,000
                                                             -----------     -----------
                     Net cash used for operations            (1,357,000)     (2,768,000)
                                                             -----------     -----------
Cash from/(used for) investments:
    Redemption of short term investments                             --       1,540,000
    Additions to plant & equipment                               (8,000)        (59,000)
                                                             -----------     -----------
                     Net cash from/(used for) investments        (8,000)      1,481,000
                                                             -----------     -----------
Cash flows from financing:
    Note payable                                                360,000              --
    Convertible Debenture                                       250,000              --
    Common Stock issued                                         100,000              --
    Stock options exercised                                          --          72,000
                                                             -----------     -----------
                     Net cash provided by financing             710,000          72,000
                                                             -----------     -----------
Net change in cash and cash equivalents                        (655,000)     (1,215,000)
Cash and cash equivalents, beginning of year                    709,000       2,143,000
                                                             -----------     -----------
Cash and cash equivalents, end of period                    $    54,000     $   928,000
                                                             -----------     -----------
                                                             -----------     -----------

                 See accompanying notes to financial statements.

                              MIDISOFT CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

     The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full calendar year.

ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

     Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:

                                            September 30,       December 31,
                                                1997                1996
                                            -------------       ------------
    OEM                                      $  405,000          $ 1,600,000
    Resellers and other                         805,000              734,000
                                             ----------          -----------
    Subtotal                                  1,210,000            2,334,000
    Less:  Allowance for doubtful accounts     (243,000)            (781,000)
    Allowance for sales returns                (200,000)            (271,000)
                                             ----------          -----------
    Total accounts receivable                $  767,000          $ 1,282,000
                                             ----------          -----------
                                             ----------          -----------

     Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in monthly or quarterly installments. At September 30, 1997, OEM accounts receivable amounts not yet due were $85,000, equal to 21% of total OEM receivables compared to $173,000, equal to 11% at December 31, 1996. Reseller payment terms typically are standardized and similar to those given software distributors. At September 30, 1997, reseller accounts receivable amounts not yet due were $339,000, equal to 42% of total reseller receivables compared to $154,000, equal to 21% at December 31, 1996.

     The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, and Japan. Domestic customers comprised $1,031,000 of accounts receivable at September 30, 1997, compared to $1,540,000 at December 31, 1996. Foreign customers comprised $179,000 of accounts receivable at September 30, 1997 compared to $794,000 at December 31, 1996.

INCOME TAXES

     No income taxes are payable at September 30, 1997, the result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1996 of approximately $18.1 million that will reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combination of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward.

INVENTORIES

Inventories are summarized as follows:

                                            September 30,       December 31,
                                                1997                1996
                                            -------------       ------------
    Raw Materials                            $  486,000          $  760,000
    Finished Goods                              179,000             287,000
    Less:  Allowance for obsolescence           (86,000)           (105,000)
                                             ----------          ----------
    Total Inventories                        $  579,000          $  942,000
                                             ----------          ----------
                                             ----------          ----------


CAPITALIZED SOFTWARE AND OTHER COSTS

Capitalized software and other costs are summarized as follows:


                                                                    September 30,       December 31,
                                                                        1997                1996
                                                                    -------------       -------------
Purchased software technology, net of accumulated amortization of
  $567,000 and $412,000, respectively, in 1997 and 1996               $  38,000           $  193,000
Purchased contract software technology, net of accumulated amorti-
   zation of $495,000 and $380,000, respectively, in 1997 and 1996           --              115,000
Capitalized software development costs, net of accumulated amorti-
   zation of $577,000 and $430,000, respectively,  in 1997 and 1996          --              147,000
                                                                    -------------       -------------
      Total capitalized software                                      $  38,000           $  455,000
                                                                    -------------       -------------
                                                                    -------------       -------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

GENERAL

     Midisoft is a leading provider of innovative applications and utilities for the control and use of sound on personal computers. The Company was founded in 1986 and has developed award-winning audio software products since that time. Over the past 11 years the total available market for these types of products has expanded dramatically from a very small segment of PCs used mainly by computer hobbyists into virtually each computer that ships from every system manufacturer. Sound on the PC has changed from a differentiating feature into a standard component on all hardware platforms and product lines. The emergence of the Internet has amplified this expansion and created the backbone with which sounds, voice messages and music can now be sent globally to enhance communication world-wide. As new technologies evolve, the Company believes it can continue to be a premiere provider of audio control expertise. The Company markets its products on a worldwide basis to (i) original equipment manufacturers (OEMs), which "bundle" one or more of Midisoft's products with their own products, (ii) distributors and resellers, which directly supply the retail distribution channel, (iii) end users, catalog companies, and businesses and (iv) on-line Internet sales.

     Sales to software distributors and resellers, together with direct sales, represented 63% and 62% of revenues in the three and nine months ended September 30, 1997, and OEM sales represented 37% and 38% during the same periods. International sales accounted for 12% and 18% of the Company's revenues during the three and nine months ended September 30, 1997. Midisoft's customer base tends to vary from period to period as it establishes new relationships in each of its customer segments. During the three months ended September 30, 1997, one software distributor individually accounted for 17% of the Company's total revenues. During the nine months ended September 30, 1997, no software distributor accounted for greater than 10% of the Company's total revenues.

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

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 TO 1997

     Revenues for the three months ended September 30, 1997 were $767,000, a decrease of $391,000, or 34%, compared to $1,158,000 for the same period in 1996. Revenues for the first nine months of 1997 were $2,123,000, a decrease of $38,000, or 2%, compared to $2,161,000 for the same period in 1996. Sales to software distributors and resellers, together with direct sales were $486,000 and $1,313,000, representing 63% and 62% of revenues in the three and nine months ended September 30, 1997, compared to $691,000 and $1,415,000 which represented 60% and 65% of revenues for the same period in 1996. OEM sales of $281,000 and $810,000 represented 37% and 38% in the three and nine months ended September 30, 1997, respectively. OEM sales of $468,000 and $746,000 represented 40% and 35% in the three and nine months ended September 30, 1996, respectively. The Company is dependent to a material degree on OEM sales. These sales are concentrated in a small number of large customer contracts and tend to occur sporadically. OEM sales were adversely affected during the quarter ended September 30, 1997 by industry concerns of the Company's viability and a delay in the Company's new product for the OEM sales channel. International sales accounted for 12% and 18% of the Company's revenues for the three and nine months ended September 30, 1997 and accounted for 18% and 17% for the same periods in 1996. The Company experienced lower retail sales volumes due to the delay in holiday purchasing within that channel. The Company did not release, as anticipated, the new strategic product for the OEM market in the third quarter resulting in reduced sales.

     Gross profit for the three months ended September 30, 1997 was $465,000, a decrease of $105,000, or 18%, compared to $570,000 for the same period the prior year. Gross profit for the nine months ended September 30, 1997 was $1,149,000, an increase of $388,000, or 51%, compared to $761,000 for the same period the prior year. As a percentage of revenues, gross profit increased to 61% in the three months ended September 30, 1997 from 49% in 1996. As a percentage of revenues, gross profit increased to 54% in the nine months ended September 30, 1997 from 35% in 1996. Gross profits, in general, are affected by the mix of OEM licensing revenue versus application products revenue as well as the mix within application products. Direct costs were lower in the third quarter of 1997 compared with the same quarter last year due the distribution of more products via CD-ROM media, lower amortization costs and reduced labor costs. Software amortization costs for the three months ended September 30, 1997 fell to $113,000 as compared with $193,000 for the same period during 1996. Software amortization costs for the nine months ended September 30, 1997 were $417,000, a decrease of $204,000, compared with $621,000 for the same period during 1996.

     Sales and marketing expenses for the three months ended September 30, 1997 were $334,000, a reduction of $389,000, compared to $723,000 for the same period in the prior year. Sales and marketing expenses for the nine months ended September 30, 1997 were $1,300,000, a reduction of $1,159,000, compared to $2,459,000 for the same period in the prior year. As a percentage of revenues, sales and marketing expenses decreased to 44% in the three months ended September 30, 1997 from 62% for the same period in 1996. As a percentage of revenues, sales and marketing expenses decreased to 61% in the nine months ended September 30, 1997 from 114% for the same period in 1996. The 1997 expenses reflect a reduction of marketing personnel and a change in product marketing strategy.

     General and administrative expenses for the three months ended September 30, 1997 were $539,000, an increase of $51,000, compared to $488,000 for the same period of the prior year. General and administrative expenses for the nine months ended September 30, 1997 were $1,329,000, a decrease of $379,000, compared to $1,708,000 for the same period of the prior year. As a percentage of revenues, these expenses for the three months ended September 30, 1997 increased to 70% in 1997 from 42% for the same period in 1996. As a percentage of revenues, these expenses for the nine months ended September 30, 1997 decreased to 63% in 1997 from 79% for the same period in 1996. The current expense reflects an increase in legal fees for the AskMe Multimedia arbitration and costs associated with the delisting of the Company's Common Stock from the Nasdaq National Market to the Bulletin Board.

     Research and development expenses for the three months ended September 30, 1997 were $223,000, a decrease of $21,000, compared to $244,000 for the same period the prior year. As a percentage of revenues, research and development expenses increased to 29% in the three months ended September 30, 1997 from 21% for the same period in 1996. Research and development expenses for the nine months ended September 30, 1997 were $744,000, an increase of $78,000, compared to $666,000 for the same period the prior year. As a percentage of revenues, research and development expenses increased to 35% in the nine months ended September 30, 1997 from 31% for the same period in 1996. The maintenance of stable research and development costs during the three and nine months ended September 30, 1997 reflects the Company's continued emphasis on developing new products and enhancing existing products.

     Interest and other income for the three months ended September 30, 1997 was $400 compared to $17,000 for the same period the prior year. Interest and other income for the nine months ended September 30, 1997 was $6,500 compared to $95,000 for the same period the prior year. The decrease in interest income in the first half of 1997 reflects a decrease in the amount of cash available for investments due to use of cash in operations. The Company incurred interest expense of

$13,600 and 39,500 for the three and nine months ended September 30, 1997 due to the bank line of credit and preferred stock interest payable, neither of which was in place during the same periods in 1996.

     As of September 30, 1997, the Company employed 25 employees. Of these, 6 are employed in administration, 8 in product development and 11 in sales and marketing. All of the employees are covered by confidentiality agreements, and no employee has an employment contract. None of the Company's employees are represented by a union or other bargaining group. The Company believes it maintains good employee relations.

     No income taxes are payable at September 30, 1997, the result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1996 of approximately $18,100,000. The net operating losses will reduce taxes due in future periods and begin to expire in 2008.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $54,000 and net accounts receivable of $767,000. This compares to cash, cash equivalents and short term investments of $709,000 and net accounts receivable of $1,282,000 at December 31, 1996. The decline in liquidity and capital resources is the result of negative cash flow from operations.

     The Company's current liabilities at September 30, 1997 were $1,685,000 compared to $1,816,000 at December 31, 1996. As of September 30, 1997, working capital totaled $82,000.

     The Company's operating activities used cash of $1,357,000 for the nine month period ended September 30, 1997, reflecting a decrease of $1,411,000 compared with the same period in 1996. During the third quarter of 1997, the Company's net operating activities used cash of $357,000, a decrease of $743,000, compared with the same period in 1996.

     The Company has a $400,000 line of credit with a bank. The borrowings under the line of credit bear interest at 1% over the bank's prime rate and are secured by accounts receivable, inventory and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain minimum levels of tangible net worth, as defined in the agreement. The Company is not in compliance with certain of the covenants in the agreement, but has received a waiver from the bank. As of September 30, 1996, $360,000 had been borrowed on the facility.

     The Company has historically financed its operations principally through the net proceeds from its two public offerings and other equity transactions. During the quarter ended September 30, 1997, the Company received (i) $250,000 from the sale of debt instruments which are convertible into Common Stock at a price of $0.65 per share and (ii) $100,000 from the sale of 62,500 shares of Common Stock. The Company will continue to pursue other financing arrangements, as needed, to increase its cash reserves in 1997. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

SUBSEQUENT EVENTS

     On October 28, 1997, the Company entered into a Securities Purchase Agreement ("Agreement") with an unrelated third party (the "Lender"). The Agreement provides for the sale of $2 million of convertible debentures, the first $500,000 of which were sold on October 28, 1997. The Agreement provides for the sale of the next $500,000 in debentures on November 28, 1997 and for the sale of the final $1 million in debentures on January 15, 1998. The Lender also has the right to purchase an additional $2 million of debentures in $1 million increments on June 15, 1998 and June 15, 1999. The first $1 million in debentures are convertible into a total of 1,666,667 shares of Common Stock and warrants to purchase an additional 833,333 shares of Common Stock at a price of $1.50 per share. The second $1 million in debentures are convertible into a total of 1,250,000 shares of Common Stock and warrants to purchase an additional 625,000 shares of Common Stock at a price of $1.50 per share. The debentures bear interest at the rate of 1% per annum payable in cash or, at the Company's option, in shares of Common Stock.
 The Company is obligated to pay a finder's fee of 3% of the money raised as that money is received by the Company. For so long as the debentures are outstanding or the Lender owns at least 25% of the Company's outstanding Common Stock, the Lender shall have the right to (i) approve certain merger or acquisition transaction, (ii) appoint two of the Company's five directors and (iii) purchase any equity securities the Company may propose to sell.
The Lender has not yet exercised its right to appoint directors.

                                     PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - None

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None

ITEM 5.   OTHER INFORMATION. - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          a)   EXHIBITS:

               4.5 Form of Securities Purchase Agreement

               4.6 Form of Registration Rights Agreement


          b)   REPORTS ON FORM 8-K:

                    Report filed on October 31, 1997, concerning the withdrawal of Ernst & Young LLP as auditors of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MIDISOFT CORPORATION
                                            (Registrant)


                                        Date: November 10, 1997

                                        BY:  /S/  Melinda A. Bryden
                                             ---------------------------------
                                        Melinda  A.  Bryden, Vice President of
                                        Finance and Chief Financial Officer

4.5  FORM OF SECURITIES PURCHASE AGREEMENT


                         SECURITIES PURCHASE AGREEMENT

     THIS SECURITIES PURCHASE AGREEMENT, dated as of the date of acceptance set forth below, is entered into by and between MIDISOFT CORPORATION, a Washington corporation, with headquarters located at 1605 N.W. Sammamish Road, Suite 205, Issaquah, Washington 98027 ("Company"), and the undersigned (the "Buyer").

                              W I T N E S S E T H

     WHEREAS, the Company and the Buyer are executing and delivering this Agreement in accordance with and in reliance upon the exemption from securities registration afforded, INTER ALIA, by Rule 506 under Regulation D ("Regulation D") as promulgated by the United States Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "1933 Act"), and/or Section 4(2) of the 1993 Act;

     WHEREAS, the Buyer wishes to purchase, upon the terms and subject to the conditions of this Agreement, 1% Convertible Debentures (the "Debentures"), of the Company which will be convertible into shares of Common Stock, without par value per share, of the Company (the "Common Stock"), upon the terms and subject to the conditions of such Debentures (the Common Stock and the Debentures sometimes referred to herein as the "Securities"), and the subject to acceptance of this Agreement by the Company;

     WHEREAS, the Buyer wishes to purchase, upon the terms and subject to the conditions of this Agreement, warrants (the "Warrants") of the Company which will be exercisable for shares of Common Stock, upon the terms and subject to the conditions of such Warrants, and the subject to acceptance of this Agreement by the Company;

     NOW THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1.   AGREEMENT TO PURCHASE DEBENTURES; PURCHASE PRICE.

               a. INITIAL PURCHASE OF DEBENTURES. The undersigned hereby agrees to purchase from the Company, the Debentures of the Company, on October 28, 1997 (the "Purchase Date"), in the principal amount of Five Hundred Thousand Dollars ($500,000), upon the terms and conditions set forth herein, and having the terms and conditions and being in substantially the form attached hereto as Annex I. The purchase price for the Debentures shall be payable in United States Dollars.

               b. FORM OF PAYMENT. The Buyer shall pay the purchase price for the Debentures by delivering immediately available good funds in United
States Dollars to the Company.   Simultaneously with payment by the Buyer of
the purchase price of the Debentures, the Company shall deliver the Debentures duly executed on behalf of the Company to the Buyer.

               c. METHOD OF PAYMENT. Payment of the purchase price for the Debentures shall be made by wire transfer of currently available funds to:

                    Imperial Bank
                    226 Airport Parkway
                    San Jose, CA  95110

                    ABA# 122201444
                    Account No.:  0036-001-003

                    Advise:  Melinda A. Bryden
                    Tel: (425) 313-3440

     Time is of the essence with respect to such payment, and failure by the Buyer to make such payment shall allow the Company to cancel this Agreement.

     2. BUYER REPRESENTATION, WARRANTIES, ETC.; ACCESS TO INFORMATION; INDEPENDENT INVESTIGATION.

The Buyer represents and warrants to, and covenants and agrees with, the Company as follows:

          a. The Buyer is purchasing the Debentures and will be acquiring the shares of Common Stock issuable upon conversion of the Debentures for its own account for investment only and not as a nominee or agent and not with a view towards the public sale or distribution thereof and not with a view to or for sale in connection with any distribution thereof. Buyer represents that it was not organized for the purpose of purchasing the Securities.

          b. The Buyer is (i) an "accredited investor" as that term is defined in Rule 501 of the General Rules and Regulations under the 1933 Act by reason of Rule 501(a)(3), and (ii) experienced in making investments of the kind described in this Agreement and the related documents, (iii) able, by reason of the business and financial experience of its officers (if an entity) and professional advisors (who are not affiliated with or compensated in any way by the Company or any of its affiliates or selling agents), to protect its own interests in connection with the transactions described in this Agreement, and the related documents, and (iv) able to afford the entire loss of its investment in the Securities.

          c. All subsequent offers and sales of the Debentures and the shares of Common Stock issuable upon conversion of, or issued as dividends on, the Debentures (sometimes referred to as the "Shares") by the Buyer shall be made pursuant to registration of the Shares under the 1933 Act or pursuant to an exemption from registration.

          d. The Buyer understands that the Debentures are being offered and sold, and the Shares are being offered, to it in reliance on specific exemptions from the registration requirements of United States federal and state securities laws and that the Company is relying upon the truth and accuracy of, and the Buyer's compliance with, the representations, warranties, agreements, acknowledgments and understandings of the Buyers set forth herein in order to determine the availability of such exemptions and the eligibility of the Buyer to acquire the Debentures and to receive an offer of the Shares.

          e. The Buyer and its advisors, if any, have been furnished with all materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Debentures and the offer of the Shares which have been requested by the Buyer, including Annex II hereto. The Buyer and its advisors, if any, have been afforded the opportunity to ask questions of the Company and have received complete and satisfactory answers to any such inquiries. Without limiting the generality of the foregoing, the Buyer has also had the opportunity to obtain and to review the Company's (1) Annual Report on Form 10-K for the fiscal year ended December 31, 1996, (2) Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 1997 and June 30, 1997, and (3) Current Reports on Form 8-K dated January 28, 1997 ("SEC Documents").

          f. The Buyer understands that its investment in the Securities involves a high degree of risk.

          g. The Buyer understands that no United States federal or state agency or any other government or governmental agency has passed on or made any recommendation or endorsement of the Securities.

          h. This Agreement has been duly and validly authorized, executed and delivered on behalf of the Buyer and are valid and binding agreements of the Buyer enforceable in accordance with their terms, subject as to enforceability to general principles of equity and to bankruptcy, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally.

          i. Neither the Buyer, nor any affiliate of the Buyer, has any present intention of entering into, any put option, short position, or other similar position with respect to the Debentures or the Shares.

     3.   COMPANY REPRESENTATIONS, ETC.

The Company represents and warrants to the Buyer that:

          a. CONCERNING THE SHARES. There are no preemptive rights of any stockholder of the Company, as such, to acquire the Common Stock.

          b. REPORTING COMPANY STATUS. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Washington, and has the requisite corporate power to own its properties and to carry on its business as now being conducted. The Company is duly qualified a foreign corporation to do business and is in good standing in each jurisdiction where the nature of the business conducted or property owned by it makes such qualification necessary other than those jurisdictions in which the failure to so qualify would not have a material and adverse effect on the business, operations, properties or condition (financial or otherwise) of the Company.

          c. AUTHORIZED SHARES. The Company has sufficient authorized and unissued Shares as may be reasonably necessary to effect the conversion of the Debentures (which term includes the Additional Debentures, as defined below). The Shares have been duly authorized and, when issued upon conversion of, or as interest on, the Debentures, will be duly and validly issued, fully paid and non-assessable and will not subject the holder the holder thereof to personal liability for the debts and obligations of the Company by reason of being such holder.

          d. SECURITIES PURCHASE AGREEMENT. This Agreement and the transactions contemplated hereby have been duly and validly authorized by the Company, this Agreement has been duly executed and delivered by the Company and this Agreement is a valid and binding agreement of the Company enforceable in accordance with its terms, subject as to enforceability to general principles of equity and to bankruptcy, insolvency, moratorium, and other similar laws affecting the enforcement of creditors' rights generally; and the Debentures will be duly and validly authorized and, when executed and delivered on behalf of the Company in accordance with this Agreement, will be a valid and binding obligation of the Company in accordance with its terms, subject to general principles of equity and to bankruptcy, insolvency, moratorium, or other similar laws affecting the enforcement of creditors' rights generally.

          e. NON-CONTRAVENTION. The execution and delivery of this Agreement by the Company, the issuance of the Securities, and the consummation by the Company of the other transactions contemplated by this Agreement and the Debentures do not and will not conflict with or result in a breach by the Company of any of the terms or provisions of, or constitute a default under (i) the article of incorporation or by-laws of the Company, each as currently in effect, (ii) any indenture, mortgage, deed of trust, or other material agreement or instrument to which the Company is a party or by which it or any of its properties or assets are bound, or (iii) to its knowledge, any existing applicable law, rule or regulation or any applicable decree, judgment, or order of any court, United States federal or state regulatory body, administrative agency, or other governmental body having jurisdiction over the Company or any of its properties or assets, except such conflict, breach or default which would not have a material adverse effect on the transactions contemplated herein.

          f. APPROVALS. No authorization, approval or consent of any court, governmental body, regulatory agency, self-regulatory organization, or stock exchange or market or the Stockholders of the Company is required to be obtained by the Company for the issuance and sale of the Securities to the Buyer as contemplated by this Agreement, except for such authorizations, approvals and consents that have been obtained or waived.

          g. SEC FILINGS. None of the Company's SEC Documents contained, at the time they were filed, any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary to make the statements made therein in light of the circumstances under which they were made, not misleading.

          h. ABSENCE OF CERTAIN CHANGES. Since June 30, 1997, there has been no material adverse change and no material adverse development in the business, properties, operations, financial condition, or results of operations of the Company, except as disclosed in Annex II or in the documents referred to in Section 2(e) hereof.

          i. FULL DISCLOSURE. There is no fact known to the Company (other than general economic conditions known to the public generally) or as disclosed in the documents referred to in Section 2(e) hereof, that has not been disclosed in writing to the Buyer that (i) would reasonably be expected to have a material adverse effect on the business or financial condition of the Company or (ii) would reasonably be expected to materially and adversely affect the ability of the Company to perform its obligations pursuant to this Agreement.

          j. ABSENCE OF LITIGATION. Except as set forth in Annex II hereto, or in the documents referred to in Section 2(e) hereof, which the Buyer has reviewed, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board or body pending or, to the knowledge of the Company, threatened against or affecting the Company, wherein an unfavorable decision, ruling or finding would have a material adverse effect on the business or financial condition of the Company or the transactions contemplated by this Agreement or any of the documents contemplated hereby or which would adversely affect the validity or enforceability of, or the authority or ability of the Company to perform its obligations under, this Agreement or any of such other documents.

          k. ABSENCE OF EVENTS OF DEFAULT. Except as set forth in Annex II hereto or in the documents referred to in Section 2(e) hereof, no Event of Default (or its equivalent term), as defined in the respective agreement to which the Company is a party, and no event which, with the giving of notice or the passage of time or both, would become an Event of Default (or its equivalent term) (as so defined in such agreement), has occurred and is continuing, which would have a material adverse effect on the Company's financial condition or results of operations.

          l. PRIOR ISSUES. Except as set forth in Annex II, during the twelve (12) months preceding the date hereof, the Company has not issued any convertible securities.

     3.   CERTAIN COVENANTS AND ACKNOWLEDGMENTS.

          a. TRANSFER RESTRICTIONS. The Buyer acknowledges that (1) the Debentures have not been and are not now being registered under the provisions of the 1993 Act and the Shares have not been and are not now being registered under the 1933 Act, and may not be transferred unless (A) subsequently registered thereunder or (B) the Buyer shall have delivered to the Company an opinion of counsel, reasonably satisfactory in form, scope and substance to the Company, to the effect that the Securities to be sold or transferred may be sold or transferred pursuant to an exemption from such registration; (2) any sale of the Securities made in reliance on Rule 144 promulgated under the 1933 Act may be made only in accordance with the terms of said Rule and further, if said Rule is not applicable, any resale of such Securities under circumstances in which the seller, or the person through whom the sale is made, may be deemed to be an underwriter, as that term is used in the 1933 Act, may require compliance with some other exemption under the 1933 Act or the rules and regulations of the SEC thereunder; and (3) except as set forth in the Registration Rights Agreement executed simultaneously with this Agreement, neither the Company nor any other person is under any obligation to register the Securities under the 1933 Act or to comply with the terms and conditions of any exemption thereunder.

          b. RESTRICTIVE LEGEND. The Buyer acknowledges and agrees that the Debentures, and the Shares issued to the Holder upon conversion of the Debentures shall bear a restrictive legend in substantially the following form (and a stop-transfer order may be placed against transfer of the Debentures and such Shares):

          THESE SECURITIES (THE "SECURITIES") HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES OR AN OPINION OF COUNSEL OR OTHER EVIDENCE ACCEPTABLE TO THE CORPORATION THAT SUCH REGISTRATION IS NOT REQUIRED.

          c. FILINGS. The Company undertakes and agrees to make all necessary filings in connection with the sale of the Debentures to the Buyer under any United States federal, state and local laws and regulations, or by any domestic securities exchange or trading market, and to provide a copy thereof to the Buyer promptly after such filing.

          d. REPORTING STATUS. So long as the Buyer beneficially owns any of the Debentures, the Company shall file all reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the 1934 Act, and the Company shall not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination.

          e. USE OF PROCEEDS. The Company will use the proceeds from the sale of the Debentures (excluding amounts paid by the Company for legal fees and finder's fees in connection with the sale of the Debentures) for internal working capital purposes, and shall not, directly or indirectly, use such proceeds for any loan to any other corporation, partnership enterprise or other person.

          f. ADDITIONAL DEBENTURES. Subject to the conditions set forth below and to the fact that the Buyer has the sole right in Buyer's sole discretion to fund or not fund the final $2,000,000 hereunder, the Buyer agrees to purchase an additional $3,500,000 principal amount of Debentures (the "Additional Debentures) in four tranches of $500,000 on November 28,
1997 and $1,000,000 on each of January 15, 1998, June 15, 1998 and June 15,
1999, upon the terms and conditions set forth herein and in Exhibit A attached hereto and made a part hereof for all purposes. The Buyer shall give the Company at least 30 days written notice of its intention not to fund either or both of the final two $1,000,000 tranches. The Buyer's obligation to purchase the Additional Debentures on the Additional Closing Dates (as defined below) shall be contingent upon the representations and warranties of the Company contained in Section 3 hereof being true and correct in all material respects as of such Additional Closing Date, and the Company shall deliver a certificate to such effect to Buyer on each such Additional Closing Date. Upon issuance, each Additional Debenture shall be deemed to be a Debenture for purposes of this Agreement and each of the other agreements to which the Company and the Buyer are parties as contemplated by this Agreement.

          g. AVAILABLE SHARES. The Company shall have at all times authorized and reserved for issuance, free from preemptive rights, shares of Common Stock sufficient to yield the number of shares of Common Stock issuable at conversion as may be required to satisfy the conversion rights of the Buyer pursuant to the terms and conditions of the Debentures and the Additional Debentures.

          h. DEBT RESTRICTIONS. The Company covenants and agrees that the bank debt of the Company shall not exceed, at any given point in time prior to conversion of all of the Debentures which the Buyer holds or has a right under this Agreement to hold, $400,000, and that the Company shall have no other debt, including but not limited to the $250,000 debt incurred by the Company on September 15, 1997, that is superior in right to the rights of the Buyer under the Debentures held by the Buyer.

          i. FIRST OPTION ON EQUITY SECURITIES. The Company covenants and agrees that for so long as the Buyer beneficially holds or has a right under this Agreement to hold any of the Debentures, the

Company will grant to the Buyer the right of first option, for a period of thirty (30) days after the Buyer's receipt of written notice of same, to purchase any equity securities which the Company proposes to issue.

    j. APPROVAL OF MERGERS AND ACQUISITIONS. The Company covenants and agrees that for so long as the Buyer beneficially holds or has a right under this Agreement to hold any of the Debentures, or holds shares of Common Stock representing at least 25% of the total issued and outstanding Common Stock of the Company, all mergers and acquisitions which the Company may undertake shall require unanimous Board of Directors approval.

     4.   TRANSFER AGENT INSTRUCTIONS.

          a. Promptly following the delivery by the Buyer of the aggregate purchase price for the Debentures in accordance with Section 1(c) hereof, the Company will irrevocably instruct its transfer agent to issue Common Stock from time to time upon conversion of the Debentures in such amounts as specified from time to time by the Company to the transfer agent, having the restrictive legend specified in Section 4(b) of this Agreement prior to registration of the Shares under the 1933 Act, registered in the name of the Buyer or its nominee and in such denominations to be specified by the Buyer in connection with each conversion of the Debentures. The Company warrants that no instruction other than such instructions referred to in this Section 5 and stop transfer instructions to give effect to Section 4(a) hereof prior to registration and sale of the Shares under the 1933 Act will be given by the Company to the transfer agent and that the Shares shall otherwise be freely transferable on the books and records of the Company as and to the extent provided in this Agreement and applicable law. Nothing in this Section shall affect in any way the Buyer's obligations and agreement to comply with all applicable securities laws upon resale of the Securities. If the Buyer provides the Company with an opinion of counsel reasonably satisfactory to the Company that registration of a resale by the Buyer of any of the Securities in accordance with clause (1)(B) of Section 4(a) of this Agreement is not required under the 1993 Act, the Company shall (except as provided in clause (2) of Section 4(a) of this Agreement) permit the transfer of the Securities and, in the case of the Shares, promptly instruct the Company's transfer agent to issue one or more certificates for Common Stock without legend in such name and in such denominations as specified by the Buyer.

          b. The Company will permit the Buyer to exercise its right to convert the Debentures by telecopying an executed and completed Notice of Conversion to the Company and delivering within three business days thereafter, the original Notice of Conversion and the Debentures representing the Shares to the Company by express courier, with a copy to the transfer agent. Each date on which a Notice of Conversion is telecopies to and received by the Company in accordance with the provisions hereof shall be deemed a Conversion Date. The Company will transmit the certificates representing the Shares issuable upon conversion of any Debentures (together with the Debentures representing the Shares not so converted) to the Buyer via express courier, by electronic transfer or otherwise, within three business days after receipt by the Company of the original Notice of Conversion and the Debentures representing the Shares to be converted (the "Delivery Date").

          c. In lieu of delivering physical certificates representing the Common Stock issuable upon conversion, provided the Company's transfer agent is participating in the Depository Trust Company ("DTC") Fast Automated Securities Transfer program, upon request of the Buyer and its compliance with the provisions contained in this paragraph, so long as the certificates therefor do not bear a legend and the Buyer thereof is not obligated to return such certificate for the placement of a legend thereon, the Company shall use its best efforts to cause its transfer agent to electronically transmit the Common Stock issuable upon conversion to the Buyer by crediting the account of Buyer's Prime Broker with DTC through its Deposit Withdrawal Agent Commission system.

     5.   DELIVERY INSTRUCTIONS.

The Debentures shall be delivered by the Company pursuant to Section 1(b) hereof, on a delivery against payment basis, on the Closing Date and on each Additional Closing Date.

     6.   CLOSING DATE.

The date and time of the issuance and sale of the Debentures (the "Closing Date" or "Additional Closing Date," as the case may be) shall occur no later than 12:00 Noon, P.S.T. on the first business day after the fulfillment or waiver of all closing conditions pursuant to Sections 8 and 9 hereof, or such other mutually agreed to time. The closing shall occur on such date at the offices of the Company.

     7.   CONDITIONS TO THE COMPANY'S OBLIGATION TO SELL.

The Buyer understands that the Company's obligation to sell the Debentures to the Buyer pursuant to this Agreement on the Closing Date and on each Additional Closing Date is conditioned upon:

          a. Delivery by the Buyer to the Company of good funds as payment in full of an amount equal to the purchase price for the Debentures in accordance with Section 1(c) hereof;

          b. The accuracy on the relevant Closing Date or Additional Closing Date of the representations and warranties of the Buyer contained in this Agreement, each as if made on such Closing Date or Additional Closing Date and the performance by the Buyer on or before such Closing Date or Additional Closing Date of all covenants and agreements of the Buyer required to be performed on or before such Closing Date or Additional Closing Date;

          c. There shall not be in effect any law, rule or regulation prohibiting or restricting the transactions contemplated hereby, or requiring any consent or approval which shall not have been obtained.

     8.   CONDITIONS TO THE BUYER'S OBLIGATION TO PURCHASE.

The Company understands that the Buyer's obligation to purchase the Debentures on the Closing Date and on each Additional Closing Date is conditioned upon:

          a. Delivery by the Company to Buyer of the Debentures in accordance with this Agreement;

          b. The accuracy in all material respects on the relevant Closing Date or Additional Closing Date of the representations and warranties of the Company contained in this Agreement, each as if made on such Closing Date or Additional Closing Date and the performance by the Company on or before such Closing Date or Additional Closing Date of all covenants and agreements of the Company required to be performed on or before such Closing Date or Additional Closing Date.

     9.   WARRANTS

On each of the Closing Date, and the November 28, 1997 and the January 15, 1998 Additional Closing Dates, the Company shall issue to Buyer a Warrant for 416,666, 416,667 and 625,000 shares of Common Stock, respectively, on the terms and in substantially the form as set forth in the Warrant attached hereto as Annex III.

     10.  APPOINTMENT OF DIRECTORS

On each of the Closing Date and the January 15, 1998 Additional Closing Date, and from year to year thereafter for so long as the Buyer beneficially holds or has a right under this Agreement to hold any of the Debentures, or holds shares of Common Stock representing at least 25% of the total issued and outstanding Common Stock of the Company, Buyer shall be entitled to appoint two directors to the Board of Directors of the Company. During such time as Buyer has the right to so appoint two directors, the size of the Board shall remain at 5 members. Each director choice shall be subject to Board approval, provided that on funding of the first $500,000, the Board shall have pre-approved Larry Smart, David Weimert, Scott Kimple and Edward M. Fishman for potential appointment.

     11.  GOVERNING LAW:  MISCELLANEOUS.

This Agreement shall be governed by and interpreted in accordance with the laws of the State of Washington for contracts to be wholly performed in such state and without giving effect to the principles thereof regarding the conflict of laws. Each of the parties consents to jurisdiction in King County, Washington in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on FORUM NON CONVENIENS, to the bringing of any such proceeding in such jurisdictions. A facsimile transmission of this signed Agreement shall be legal and binding on all parties hereto. This Agreement may be signed in one or more counterparts, each of which shall be deemed an original, and all of which taken together shall constitute one and the same Agreement. The headings of this Agreement are for convenience of reference and shall not form part, or affect the interpretation, of this Agreement. If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement or the validity or enforceability of this Agreement in any other jurisdiction. This Agreement may be amended only by an instrument in writing signed by the party to be charged with enforcement thereof. This Agreement supersedes all prior agreements and understandings among the parties hereto with respect to the subject matter hereof.

     12.  NOTICES.

Any notice required or permitted hereunder shall be given in writing (unless otherwise specified herein) and shall be deemed effectively given, (i) on the date delivered, (a) by personal delivery, or (b) if advance copy is given by fax, (ii) three business days after deposit in the United States Postal Service by regular or certificate mail, or (iii) five business days after mailing by international express courier if advance copy has been given by fax, with postage and fees prepaid, addressed to each of the other parties thereunto entitled at the following addresses, or at such other addresses as a party may designate by ten days advance written notice to each of the other parties hereto.

               COMPANY:  MIDISOFT CORPORATION
               1605 N.W. Sammamish Road
               Issaquah, WA 98027
               Attention: President
               Telecopier No.:  (425) 391-3422
               Telephone No.:  (425) 391-3610

                    with a copy to:

               Heller Ehrman White & McAuliffe
               6100 Columbia Center
               701 Fifth Avenue
               Seattle, WA 98104-7098
               Attention:  Thomas S. Hodge
               Telecopier No.:  (206) 447-0849
               Telephone No.:  (206) 447-0900

               PURCHASER:     At the address set forth on the signature page
                              of this Agreement.

     13.  SURVIVAL OF REPRESENTATIONS AND WARRANTIES.

The Company's representations and warranties herein shall survive the execution and delivery of this Agreement and the delivery of the Debentures and the purchase price therefor, and shall inure to the benefit of the Buyer and its successors and assigns.

     IN WITNESS WHEREOF, this Agreement has been duly executed by the Buyer or one of its officers thereunto duly authorized as of the date set forth below.

     AGGREGATE INITIAL PRINCIPAL AMOUNT AND PURCHASE PRICE OF SUCH DEBENTURE:
$500,000.

     IN WITNESS WHEREOF, each of the undersigned represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed on its behalf this 28th day of October, 1997.


15851 Dallas Parkway, Suite 1120
Dallas, Texas 75248
__________________________________      __________________________________
Address of Subscriber                   Printed Name of Subscriber


Telecopier No.  214-233-5069            By: ______________________________
Telephone No.   214-233-9003            (Signature of Authorized Person)


__________________________________      __________________________________
Jurisdiction of Incorporation or        Printed Name and Title
Organization

As of the date set forth below, the undersigned hereby accepts this Agreement and represents that the foregoing statements are true and correct and that it has caused this Securities Purchase Agreement to be duly executed on its behalf.

MIDISOFT CORPORATION


By: __________________________________

Title: _______________________________

Date: ________________________________

ANNEX I - FORM OF DEBENTURE

THESE SECURITIES (THE "SECURITIES") HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. AS AMENDED OR THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES OR AN OPINION OF COUNSEL OR OTHER EVIDENCE ACCEPTABLE TO THE CORPORATION THAT SUCH REGISTRATION IS NOT
REQUIRED. No.________                                 U.S. $500,000/$1,000,000

                              MIDISOFT CORPORATION
1% CONVERTIBLE DEBENTURE DUE OCTOBER 28 / NOVEMBER 28 /, 2000 / JANUARY 15,
                     2001/ JUNE 15, 2001/ JUNE 15, 2002

     FOR VALUE RECEIVED, the Midisoft corporation (the "Company") promises to pay to ________, (the registered holder hereof (the "Holder"), the principal sum of FIVE HUNDRED THOUSAND Dollars (US $500,000) on [October 28, 2000/ November 28, 2000 and the principal sum of ONE MILLION 00/100 Dollars
(US $1,000,000) on January 15, 2001/ June 15, 2001/ June 15, 2002]
(the "Maturity Date") and to pay interest on the principal sum outstanding from time to time in arrears upon conversion as provided herein on [October 28, 2000/ November 28, 2000 / January 15, 2001/ June 15, 2001/
June 15, 2002] at the rate of 1% per annum accruing from the date of initial issuance. Accrual of interest shall commence on the first such business day to occur after the date hereof until payment in full of the principal sum has been made or duly provided for. Subject to the provision of Section 4 below, the principal of, and interest on this Debenture are payable at the option of the Company, in shares of Common Stock, no par value per share, of the Company ("Common Stock"), or in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts, at the address of the Holder as designated in writing by the Holder from time to time. To the extent paid in shares of Common Stock, interest on this Debenture shall be paid at the Market Price (as hereinafter defined) of the Common Stock on the Maturity Date. The Company will pay the principal of and interest upon this Debenture on the Maturity Date, less any amounts required by law to be deducted, to the registered holder of this Debenture as of the tenth day prior to the Maturity Date and addressed to such holder at the last address designated by the Holder in writing. The forwarding of such check shall constitute a payment of principal and interest hereunder and shall satisfy and discharge the liability for principal and interest on this Debenture to the extent of the sum represented by such check.

This Debenture is being issued pursuant to that certain Securities Purchase Agreement dated October 28, 1997 between the Company and Holder (the "Purchase Agreement"). This Debenture is subject to the following additional provisions:

     1. The Debentures are exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holders surrendering the same. No service charge will be made for such registration or transfer or exchange.

     2. The Company shall be entitled to withhold from all payments of principal of and interest on this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax laws or other applicable laws at the time of such payments and Holder shall execute and deliver all required documentation in connection therewith.

     3. This Debenture has been issued subject to investment representations of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"),and other applicable state and foreign securities laws. In the event of any proposed transfer of this Debenture the Company may require, prior to issuance of a new Debenture in the name of such other person that it receive reasonable transfer documentation including opinions that the issuance of the Debenture in such other name does not and will not cause a violation of the Act or any applicable state or foreign securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

          4.   A.   Subject to Section 4B and 4C hereof, the Holder of this
Debenture is entitled, at its option to convert at any time the principal amount of this Debenture, provided that the principal amount is at least US 10,000 (unless if at the time of such election to convert the aggregate principal amount of all Debentures registered to the Holder is less than Ten Thousand Dollars (US $10,000), then the whole amount thereof) into shares of Common Stock of the Company at a conversion price for each share of Common Stock equal to the price for the October 28, 1997 and November 28, 1997 Debentures of sixty cents ($0.60) per share, the January 15, 1998 Debenture of eighty cents ($0.80) per share, the June 15, 1998 Debenture of 53% of the Market Price on the date of issuance of this Debenture (the "Issuance Date") and the June 15, 1999 Debenture of 63% of the Market Price on the Issuance Date of this Debenture. As used herein, the Market Price shall be the average closing bid price of the Common Stock on the five (5) trading days immediately preceding the Issuance Date, as reported by the National Association of Securities Dealers, or the closing bid price on the over the counter market over the five (5) trading days immediately preceding the Issuance Date, or, in the event the Common Stock is listed on a stock exchange, the Market Price shall be the closing price on the exchange for the five (5) trading days immediately preceding the Issuance Date, as reported in the Wall Street Journal. Conversion shall be effectuated by surrendering the Debentures to be converted to the Company with the form of conversion notice attached hereto as Exhibit A, executed by the Holder of the Debenture evidencing such Holder's intention to convert this Debenture or a specified portion (as above provided) hereof, and accompanied, if required by the Company, by proper assignment hereof in blank. Interest accrued or accruing from the date of issuance to the date of conversion shall at the option of the Company be paid in cash or Common Stock upon conversion at the Market Price. No fraction of Shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which notice of conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder has delivered this Debenture, with the conversion notice duly executed, to the Company or, the date set forth in such facsimile delivery of the notice of conversion if the Debenture is received by the Company within three (3) business days therefrom. Facsimile delivery of the conversion notice shall be accepted by the Company at telephone number (425-391-3610); ATTN:
President or Secretary. Certificates representing Common Stock upon conversion will be within five (5) business days from the date the notice of conversion with the original Debenture is delivered to the Company.

          B. (i) Notwithstanding any other provision hereof to the contrary, at any time prior to the Conversion Date, the Company shall have the right to redeem all but not less than all of the outstanding principal amount of the Debentures then held by the Holder for an amount (the "Redemption Amount") equal to the sum of (i) such outstanding principal of the Debentures plus all accrued but unpaid interest thereof through the date the Redemption Price is paid to the Holder (the "Redemption Payment Date"), plus (ii) the Redemption Premium (as defined below).

               (ii) The "Redemption Premium" shall be:

                    a. if the Redemption Payment Date is not more than 45 days from the Issuance Date, [7%] of the outstanding principal of the Debentures;

                    b. if the Redemption Payment Date is more than 45 days but not more than 90 days from the Issuance Date, [14%] of the outstanding principal of the Debentures; and

                    c. if the Redemption Payment Date is more than 90 days from the Issuance Date, [25%] of the outstanding principal of the Debentures.

               (iii) The Redemption Payment shall be paid to the Holder within ten (10) days from the date of the Notice of Redemption. Furthermore, in the event such payment is not timely made, any rights of the Company to redeem the Debenture shall terminate, and the Notice of Redemption shall be null and void.

          C. The Company shall have the right to require, by written notice to the Holder of this Debenture at least ten (10) days prior to the Maturity Date, that the Holder of this Debenture exercise its right of conversion with respect to all or that portion of the principal amount and interest outstanding on the Maturity Date.

     5. No provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency, herein prescribed. This Debenture and all other Debentures now or hereafter issued of similar terms are direct obligations of the Company.

     6. No recourse shall be had for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporate, shareholder, officer or director, as such past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

     7. If the Company mergers or consolidates with another corporation or sells or transfers all or substantially all of its assets to another person and the holders of the Common Stock are entitled to receive stock, securities or property in respect of or in exchange for Common Stock, then as a condition of such merger, consolidated, sale or transfer, the Company and any such successor, purchaser or transferee agree that the Debenture may thereafter be converted on the terms and subject to the conditions set forth above into the kind and amount of stock, securities or property receivable upon such merger, consolidation, sale or transfer by a holder of the number of shares of Common Stock into which this Debenture might have been converted immediately before such merger, consolidation, sale or transfer, subject to adjustments which shall be as nearly equivalent as may be practicable. In the event of any proposed merger, consolidation or sale or transfer of all or substantially all of the assets of the Company (a "Sale"), the Holder hereof shall have the right to convert by delivering a Notice of Conversion to the Company within fifteen (15) days of receipt of notice of such Sale from the Company. In the event the Holder hereof shall elect not to convert, and without regard to Section 4(b) above, the Company may prepay all outstanding principal and accrued interest on this Debenture, less all amounts required by law to be deducted, upon which tender of payment following such notice, the right of conversion shall terminate.

     8. The Holder of the Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the Shares of Common Stock issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky or foreign laws or similar laws relating to the sale of securities.

     9. The indebtedness evidenced by this Debenture shall be subordinate and subject in right of payment to the prior payment in full of the Company's Senior Indebtedness. "Senior Indebtedness " shall mean the principal, unpaid interest and any other amounts due and owing on (i) indebtedness of the Company, or indebtedness on which the Company is a guarantor, whether outstanding on the date hereof or hereafter created, to banks for money borrowed by the Company or a subsidiary of the Company, whether or not secured, but in no event in excess of Four Hundred Thousand Dollars ($400,000), and (ii) any deferrals, renewals, refunds or extensions of such indebtedness or any debentures, notes or other evidence of indebtedness issued in exchange for such indebtedness, but in no event in excess of Four Hundred Thousand Dollars ($400,000).

     10. This Debenture shall be governed by and construed in accordance with the laws of the State of Washington for contracts to be wholly performed in such state and without regard to the principles thereof regarding the conflict of laws. Each of the parties consents to jurisdiction in King County, Washington in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on FORUM NON CONVENIENS, to the bringing of any such proceeding in such jurisdictions.

     11.  The following shall constitute an "Event of Default":

          a. The Company shall default in the payment of principal or interest on this Debenture and such default shall remain unremedied for five
(5) business days after the Company has been notified of the default in writing by a Holder; or

          b. Any of the representations or warranties made by the Company herein, in the Purchase Agreement, or in any certificate or financial or other written statements furnished by the Company in connection with the execution and delivery of this Debenture or the Purchase Agreement shall be false or misleading in any material respect at the time made; or

          c. The Company fails to issue shares of Common Stock to the Holder or to cause its Transfer Agent to issue shares of Common Stock upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of this Debenture, fails to transfer or to cause its transfer Agent to transfer any certificate for shares of Common Stock issued to the Holder upon conversion of this Debenture and when required by the Debenture or the Purchase Agreement, or fails to remove any restrictive legend or to cause its Transfer Agent to transfer on any certificate or any shares of Common Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture or the Securities Purchase Agreement and any such failure shall continue uncured for five (5) business days after the Company has been notified of such failure in writing by Holder; or

          d. The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of the Company under this Debenture and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure; or

          e. The Company shall (1) after the date hereof, make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (2) apply for or consent to the appointment of a trustee, liquidation or receiver for all or a substantial part of its property or business; or

          f. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

          g. Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and shall not be dismissed within sixty (60) days thereafter; or

          h. Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within sixty
(60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding.

          Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default), at the option of the Holder and in the Holder's sole discretion, the Holder may consider this Debenture immediately due and payable, without presentment, demand, protest or notice of any kinds, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

     12. Nothing contained in this Debenture shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms hereof.

IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.


Dated: _____________________, 199__     MIDISOFT CORPORATION


By: _______________________________

___________________________________
(Print Name)

___________________________________
(Title)

                                   EXHIBIT A

                              NOTICE OF CONVERSION

  (To be Executed by the Registered Holder in order to Convert the Debenture)



The undersigned hereby irrevocably elects to convert $______ of the principal amount of the above Debenture No. ____ into shares of Common Stock of MIDISOFT CORPORATION (the "Company") according to the conditions hereof, as of the date written below. In converting the Debenture No. ______, the undersigned hereby confirms and acknowledges that the shares of Common Stock are being acquired solely for the account of the undersigned and not a nominee for any other party, and that the undersigned will not offer, sell or otherwise dispose of any such shares of Common Stock, except under circumstances that will not result in a violation of the Securities Act of 1933, as amended.

Date of Conversion __________________________________________________________

Applicable Conversion Price _________________________________________________

Signature ___________________________________________________________________
                                      [Name]

Address: ____________________________________________________________________

_____________________________________________________________________________

*This original Debenture and Notice of Conversion must be received by the Company by the third business date following the Date of Conversion.

ANNEX II - EXCEPTIONS TO REPRESENTATIONS

Item 1:

The following vendors have filed complaints against the Company for the amounts noted. The Company does not dispute any of the amounts as due and owing. Additional vendors can reasonably be expected to file complaints against the Company if not paid within the next 30 days.

Ziff Davis Publishing   $  32,941.59   Helm, Helm & Lovejoy, P.S.
Pac Services, Inc.         20,422.95   Helm, Helm & Lovejoy, P.S.
Elgin Syferd               49,812.63   Evergreen Professional
Bruce Carroll               1,311.43   King County District Court
Medius Corporation         23,996.26   Davis Wright Tremaine
Julie Thomas                6,877.50   Ryan, Swanson & Cleveland
Tri-Tec                     4,717.47   Owens Davies Mackie
                        ------------
                        $ 140,079.83
                        ------------
                        ------------

Item 2:

The Company issued $250,000 of subordinated convertible debt on September 15, 1997. Maximum number of shares of Midisoft Common Stock issuable at conversion is 384,615 based on the conversion rate of $0.65 per share. All other terms are currently under negotiation.

Item 3:

See attached memo.

                                   PRIVILEGED
                             ATTORNEY WORK PRODUCT
                       HELLER, EHRMAN, WHITE & MCAULIFFE


          M E M O R A N D U M

TO:       Louisa Barash

FROM:     Brendan Mangan

DATE:     October 6, 1997

RE:       ASK ME MULTIMEDIA, INC. V. MIDISOFT CORPORATION, American
Arbitration Association # 75 Y 489 00124 97

CC:       Melinda Bryden (via fax)

                        -----------------------------

     Following up on your request, below is a summary of the arbitration claim by Ask Me, dated May 9, 1997.

     Midisoft purchased software from Ask Me, known as Super Show & Tell (or "SST"), in May 1995. In exchange, Ask Me received $1.5 million worth of unregistered shares of Midisoft stock and a $500,000 "earn out" based on future sales of SST. Based on the share price as of the date of closing, Ask Me was to receive 166,667 shares of unregisterd Midisoft common stock.

     In its arbitration claim, Ask contends that Midisoft failed to disclose material information that adversely affected the price of Midisoft shares after the Ask Me transaction closed. Ask Me also claims that Midisoft failed to register the shares in a timely manner, and that Ask Me has been injured by the intervening drop in Midisoft's share price. Ask Me's original demand included claims for breach of warranty, breach of contract, misrepresentation, and violation of the Securities Act of 1933, the 1934 Securities Act, and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The arbitration panel recently granted in part Midisoft's motion to dismiss certain of Ask Me's claims, including the federal securities claims and the RICO claim. However, the panel declined to find that Ask Me's common law claims are barred by the prior settlement of the shareholder class action against Midisoft. Ask Me seeks direct damages of at least $1.1 million, plus unspecified consequential damages.

     Midisoft has denied Ask Me's claims and will defend vigorously and assert counterclaims. In its response to the arbitration demand, Midisoft stated: (i) that Ask Me was notified about the first restatement of Midisoft's financial statements prior to closing, but decided to proceed anyway; (ii) that Ask Me was advised of the special risks inherent in accepting consideration in the form of unregistered shares but decided to do so anyway; (iii) that to avoid the cost of registering its shares, Ask Me elected not to demand registration (as was its right) and instead waited to "piggyback" on another registration; (iv) that Ask Me's claim for treble damages and/or punitive damages pursuant to the RICO statute may be vulnerable to dismissal as a matter of law; (v) that Midisoft expended considerable effort to register Ask Me's shares; (vi) that Ask Me owes $112,500, which it borrowed from Midisoft; and (vii) that Ask Me may be liable for the proceeds of certain contracts which were assigned to Midisoft at closing.

     The events at issue in Ask Me's arbitration demand occurred under Midisoft's prior management. Our factual investigation is ongoing. It is premature to assess the viability of either party's claims and potential defenses (including those identified above), or the likelihood of any recovery.

ANNEX III - FORM OF WARRANT

THE REGISTERED OWNER OF THIS WARRANT, BY HIS ACCEPTANCE HEREOF, AGREES THAT HE WILL NOT SELL, TRANSFER OR ASSIGN THIS WARRANT. TRANSFER OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO CERTAIN RESTRICTIONS SET FORTH IN ANNEX I TO WARRANT, STATEMENT OF RIGHTS; OF WARRANTHOLDER. NO TRANSFER OF THESE SECURITIES OR OF THIS CERTIFICATE, OR OF ANY SECURITIES OR CERTIFICATES ISSUED IN EXCHANGE THEREFOR, SHALL BE EFFECTIVE UNLESS THERE IS COMPLIANCE WITH THE TERMS AND CONDITIONS OF SUCH RESTRICTIONS.

-----------------------------------------------------------------------

                                    WARRANT
    FOR THE PURCHASE OF [416,666/416,667/625,000] SHARES OF COMMON STOCK OF
                              MIDISOFT CORPORATION
                           (A WASHINGTON CORPORATION)

THIS CERTIFIES THAT, for value received, ___________________________________, as registered owner (the "Owner") of this Warrant, is entitled, subject to Annex I hereto at any time or from time to time on after [October 28, 1997/November 28, 1997/January 15, 1998] and at or before 5:00 p.m., Pacific Time, [October 28, 2002November 28, 2002/January 15, 2003], subject to earlier expiration pursuant to Section 2 of Annex I attached hereto (the "Expiration Date"), but not thereafter, to subscribe for, purchase and receive fully paid and nonassessable shares of common stock (the "Shares") of Midisoft Corporation, a Washington corporation (the "Corporation"), at the price of $1.50 per Share (the "Exercise Price"), upon presentation and surrender of this Warrant and upon payment of the Exercise Price for the Shares to be purchased to the Corporation at the principal office of the Corporation as more fully described in the Statement of Rights of Warrantholder, a copy of which is attached as Annex I hereto and by this reference made a part hereof; provided, however, upon the occurrence of the events specified in Annex I, the rights granted by this Warrant shall be terminated or adjusted as specified in Annex I. Upon exercise of this Warrant, the form of election hereinafter provided must be duly executed and the instructions for registration of the Shares acquired by such exercise must be completed. If the subscription rights represented hereby shall not be exercised at or before the Expiration Date, or such earlier date as may be applicable pursuant to Section 2 of Annex I, this Warrant shall become and be void without further force or effect, and all rights represented hereby shall cease and expire.

Subject to the terms contained herein, this Warrant may be exercised in whole or in part by execution by the Owner of the form of exercise attached hereto. In the event of the exercise hereof in part only, the Corporation shall cause to be delivered to the Owner a new Warrant of like tenor to this Warrant in the name of the Owner evidencing the right of the Owner to purchase the number of Shares purchasable hereunder as to which this Warrant has not been exercised.

In no event shall this Warrant (or the Shares issuable upon full or partial exercise hereof) be offered or sold except in conformity with the Securities Act of 1933, as amended.

IN WITNESS WHEREOF, the Corporation has caused this Warrant to be signed by its duly authorized officers.

                                        MIDISOFT CORPORATION

                                        By ___________________________________
                                                                 President

                                        By ___________________________________
                                                                 Secretary

Form to be used to exercise Warrant:

                                 EXERCISE FORM

The undersigned hereby elects irrevocably to exercise this within Warrant and to purchase shares of Common Stock of Midisoft Corporation, called for hereby, and hereby makes payment of $______________ (at the rate of $1.50 per share) in payment of the Exercise Price pursuant hereto. Please issue the shares as to which this Warrant is exercised in accordance with the instructions given below.

Dated: __________________________, 19__


                                        Signature: ___________________________

                                        Signature Guaranteed: ________________


                    INSTRUCTIONS FOR REGISTRATION OF SHARES


Name __________________________________
         (Print in Block Letters)

Address _______________________________

                              MIDISOFT CORPORATION
                               ANNEX I TO WARRANT
                      STATEMENT OF RIGHTS OF WARRANTHOLDER

     1. EXCHANGE OF WARRANT. This Warrant, at any time prior to the exercise hereof, upon presentation and surrender to the Corporation, may be exchanged, alone or with other Warrants of like tenor registered in the name of the same Owner, for another Warrant or other Warrants of like tenor in the name of such Owner, exercisable for the same aggregate number of Shares as the Warrant or Warrants surrendered.

     2.   PURCHASE AND EXERCISE OF WARRANT.

          a. THIS WARRANT MAY NOT BE SOLD, ASSIGNED, HYPOTHECATED, TRANSFERRED, OTHER THAN BY WILL OR PURSUANT TO THE LAWS OF DESCENT AND DISTRIBUTION. Each certificate for Warrants issued hereunder shall bear a legend reading substantially as follows:

          "TRANSFER OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO CERTAIN RESTRICTIONS SET FORTH IN ANNEX I TO WARRANT, STATEMENT OF RIGHTS OF WARRANTHOLDER. NO TRANSFER OF THESE SECURITIES OR OF THIS CERTIFICATE, OR OF ANY SECURITIES OR CERTIFICATES ISSUED IN EXCHANGE THEREFOR, SHALL BE EFFECTIVE UNLESS THERE IS COMPLIANCE WITH THE TERMS AND CONDITIONS OF SUCH RESTRICTIONS."

          In case the Owner shall desire to exercise the purchase right evidenced by this Warrant, the Owner shall surrender this Warrant with the form of exercise attached hereto duly executed by the Owner, to the Corporation at the principal office of the Corporation at 1605 NW Sammamish Road, Suite 205, Issaquah, Washington 98027, attention of the President accompanied by payment by certified funds, cashier's check or other form of payment acceptable to the Corporation of the total Exercise Price (hereinafter defined) for the Shares to be purchased. This Warrant may be exercised in whole or in part. In case of the exercise hereof in part only the Corporation will deliver to the Owner a new Warrant of like tenor in the name of the Owner evidencing the right to purchase the number of Shares as to which this Warrant has not been exercised. Unless the Corporation receives an opinion from counsel satisfactory to it that such a legend is not required in order to assure compliance with the Securities Act of 1933, as amended (the "1933 Act"), or any applicable state securities laws, each certificate for Shares issued hereunder shall bear a legend reading substantially as follows:

          THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, NOR HAVE THEY BEEN REGISTERED UNDER THE SECURITIES ("BLUE SKY") LAWS OF ANY STATE. THESE SECURITIES MAY NOT BE SOLD, TRANSFERRED, PLEDGED, OR HYPOTHECATED UNLESS THEY HAVE FIRST BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND UNDER THE APPLICABLE STATE SECURITIES ("BLUE SKY") LAWS OR UNLESS THE AVAILABILITY OF AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT AND LAWS IS ESTABLISHED TO THE SATISFACTION OF THE COMPANY, WHICH MAY NECESSITATE A WRITTEN OPINION OF SELLER'S COUNSEL SATISFACTORY TO COMPANY COUNSEL.

          b. The exercise price (the "Exercise Price") per Share issuable upon the exercise of this Warrant shall be $1.50.

          c. The term of this Warrant (the "Warrant Period") is a five year period commencing on [October 28, 1997/November 28, 1997/January 15, 1998] and ending on [October 28, 2002/November 28, 2002/January 15, 2003].

     3.   DISPOSITION OF SECURITIES

          a. The registered owner of this Warrant, by acceptance hereof, agrees that, before any disposition is made of any Warrant or underlying Share, the Owner shall give written notice to the Corporation describing briefly the manner of any such proposed disposition. No such disposition shall be made unless and until:

          b. The Corporation has received an opinion from counsel for the Owner of said securities stating that no registration under the 1933 Act or any state securities law is required with respect to such disposition; or

          c. A registration statement or post-effective amendment to a registration statement under the 1933 Act has been filed by the Corporation and made effective by the Securities and Exchange Commission covering such proposed disposition and the securities have been registered under the appropriate state securities laws or an exemption from registration is available.

     4.   SHARE DIVIDENDS RECLASSIFICATION; REORGANIZATION PROVISIONS.

          a. If, prior to the expiration of this Warrant by exercise or by its terms, the Corporation shall issue shares of Common Stock as a share dividend or subdivide the number of outstanding shares of Common Stock into a greater number of shares, then, in either of such cases, the Exercise Price per Share purchasable pursuant to this Warrant in effect at the time of such action shall be proportionately increased; and conversely, if the Corporation shall contract the number of outstanding shares of Common Stock by combining such shares into a smaller number of shares, then, in such case, the Exercise Price per Share purchasable pursuant to this Warrant in effect at the time of such action shall be proportionately increased and the number of Shares at that time purchasable pursuant to this Warrant shall be proportionately decreased. If the Corporation shall, at any time during the life of this Warrant declare a dividend payable in cash on its shares of Common Stock and shall at substantially the same time offer to its shareholders a right to purchase new shares of Common Stock form the proceeds of such dividend or for an amount substantially equal to the dividend, all shares of Common Stock so issued shall, for the purpose of this Warrant, be deemed to have been issued as a share dividend. Any dividend paid or distributed upon the Common Stock in shares of any other class of securities convertible into Common Stock shall be treated as a dividend paid in Common Stock to the extent that shares of Common Stock are issuable upon the conversion thereof.

          b. If, prior to the expiration of this Warrant by exercise or by its terms, the Corporation shall be recapitalized by reclassifying its outstanding shares of Common Stock into shares with a different par value, or the Corporation or a successor corporation shall consolidate or merge with or convey all or substantially all of its or of any successor corporation's property and assets to any other corporation or corporations (any such corporation being included within the meaning of the term "successor corporation" used above in the event of any consolidation or merger of any such corporation with, or the sale of all or substantially all of the property of any such corporation to another corporation or corporations), the Owner of this Warrant shall thereafter have the right to purchase, upon the basis and on the terms and conditions and during the time specified in this Warrant, in lieu of the Shares theretofore purchasable upon the exercise of this Warrant, such shares, securities, or assets as may be issued or payable with respect to, or in exchange for, the number of Shares theretofore purchasable upon the exercise of this Warrant had such recapitalization, consolidation, merger or conveyance not taken place, and, in any such event, the rights of the Owner of this Warrant to an adjustment in the number of Shares purchasable upon the exercise of this Warrant as herein provided shall continue and be preserved in respect of any shares, securities, or assets which the Owner of this Warrant becomes entitled to purchase.

          c. If: (i) the Corporation shall take a record of the holders of its Common Stock for the purpose of entitling them to receive a dividend payable otherwise than in cash, or any other distribution in respect of the Common Stock (including cash), pursuant to, without limitation, any spin-off, split-off, or distribution of the Corporation's assets; or (ii) the Corporation shall take a record of the holders of its Common Stock for the purpose of entitling them to subscribe for or purchase any shares of any class or to receive any other rights; or (iii) in the event of any classification, reclassification, or other reorganization of the shares which the Corporation is authorized to issue, consolidation or merger of the Corporation with or into another corporation, or conveyance of all or substantially all of the assets of the Corporation, or (iv) in the event of the voluntary or involuntary dissolution, liquidation or winding up of the Corporation; then, and in any such case, the Corporation shall mail to the Owner of this Warrant, at least thirty (30) days prior thereto, a notice stating the date or expected date on which a record is to be taken for the purpose of such dividend, distribution or rights, or the date on which such classification, reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation, or winding up as the case may be, will be effected. Such notice shall also specify the date or expected date, if any is to be fixed, as of which holders of record shall be entitled to participate in such dividend, distribution, or rights, or shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such classification, Reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation or winding up, as the case may be.

          d. If the Corporation, at any time while this Warrant shall remain unexpired and unexercised, shall sell all or substantially all of its property, dissolve, liquidate, or wind up its affairs, the Owner of this Warrant may thereafter receive upon exercise hereof, in lieu of each Share which it would have been entitled to receive, the same kind and amount of any securities or assets as may be issuable, distributable, or payable upon any such sale, dissolution, liquidation, or winding up with respect to each Common Share of the Corporation.

     5. RESERVATION OF SHARES ISSUABLE ON EXERCISE OF WARRANTS. The Corporation will, at all times, reserve and keep available out of its authorized shares, solely for issuance upon the exercise of this Warrant such number of shares of Common Stock and other shares as from time to time shall be issuable upon the exercise of this Warrant.

     6. LOSS, THEFT, DESTRUCTION OR MUTILATION. Upon receipt by the Corporation of evidence satisfactory to it (in the exercise of its reasonable discretion) of the ownership of and the loss, theft, destruction, or mutilation of this Warrant, the Corporation will execute and deliver, in lieu thereof, a new Warrant of like tenor.

     7. WARRANTHOLDER NOT A SHAREHOLDER. The Owner of this Warrant, as such, shall not be entitled by reason of this Warrant to any rights whatsoever of a shareholder of the Corporation.


DATED this _____ day of __________________, 199__.

MIDISOFT CORPORATION


By: ______________________________________________
          President

EXHIBIT 4.6 FORM OF REGISTRATION RIGHTS AGREEMENT


                         REGISTRATION RIGHTS AGREEMENT


     This REGISTRATION RIGHTS AGREEMENT (the "Agreement") is entered into as of October 28, 1997, by and between Midisoft Corporation, a Washington corporation (the "Company"), and ____________________ (the "Holder") in connection with that certain Securities Purchase Agreement between Holder and the Company of even date herewith (the "Purchase Agreement").

     In consideration of the mutual covenants set forth in this Agreement and for other good an valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Undersigned, pursuant to the covenants and conditions contained herein, hereby agree as follows:

                                    AGREEMENT

     1.   DEFINITIONS  For purposes of this Agreement:

          (a) The term "Commission" shall mean the U.S. Securities and Exchange Commission or any U.S. federal agency at the time administering the Securities Act;

          (b) The term "Common Stock" shall mean the common stock of the Company;

          (c) The term "Debentures" shall mean the 1% Convertible Debentures of the Company issued to _______________ pursuant to the Purchase Agreement;

          (d) The term "register," "registered," and "registration" refer to a registration effected by preparing and filing a registration statement or similar document in compliance with the Securities Act, and the declaration or ordering of effectiveness of such registration statement or document;

          (e) The term "Registrable Securities" shall mean Common Stock that has not been registered for sale to the public under the Securities Act and is issued upon conversion of the Debentures and the related Warrants;

          (f) The term "Registration Expenses" and "Selling Expenses" shall mean the expenses described in Section 5 hereof;

          (g) The term "Securities Act" shall mean the U.S. Securities Act of 1933, as amended;

          (h) The term "Exchange Act" shall mean the U.S. Securities Exchange Act of 1934, as amended; and

          (i) The term "Holder" means any person owning or having the right to acquire Registrable Securities who is a party to this Agreement and any assignee thereof in accordance with this Agreement.

          2. SHELF REGISTRATION. The Company shall use its reasonable best effort to file a registration statement on Form S-3 (or any successor short-form registration statement adopted by the Commission for the resale of securities) or any related qualification or compliance with respect to not less than the number of shares of Common Stock into which the Debentures would be convertible at the time of filing (plus such indeterminable number of additional shares of Common Stock as may become issuable upon conversion of the

Debentures resulting from any antidilution adjustments) within thirty (30) days following the Initial Closing Date under the Purchase Agreement. In connection therewith, the Company will:

          (a) Promptly give notice of the proposed registration, and any related qualification or compliance, to all Holders.

          (b) As soon as practicable, effect such registration and all such qualifications and compliances as may be so requested and as would permit or facilitate the sale and distribution of all of such Holder's Registrable Securities.

          (c) The Company shall not be obligated to effect any such registration, qualification or compliance pursuant to this Section 2: (i) if the Company is not qualified as a registrant entitled to use Form S-3 (or any similar successor form of registration statement); or (ii) if the Company shall furnish to the Holders a certificate signed by the President of the Company stating that in the good faith judgment of the Board of Directors of the Company, it would be seriously detrimental to the Company and its shareholders for such Form S-3 or similar registration to be declared effective at such time, in which event the Company shall have the right to defer the request for effectiveness of the registration statement for a period of not more than sixty (60) days.

     3. OBLIGATIONS TO THE COMPANY. Whenever required under this Agreement to effect the registration of any Registrable Securities, the Company shall, as expeditiously as reasonably possible:

          (a) Prepare and file with the Commission a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration statement to become effective no later than ninety (90) days after the Initial Closing Date. Upon the request of the Holders of a majority of the Registrable Securities registered thereunder, the Company shall keep such registration statement effective for up to one hundred eighty
(180) days.

          (b) Prepare and file with the Commission such amendments and supplements to the registration statement, and to the prospectus used in connection with the registration statement, as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities covered by the registration statement.

          (c) Furnish to the holders of each Registrable Securities such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as they may reasonably request, in order to facilitate the disposition of their Registrable Securities covered by the registration statement.

          (d) Use its best efforts to register and qualify the Registrable Securities covered by such registration statement under the securities laws of such states as shall be reasonably requested by the holders of such securities; PROVIDED, HOWEVER, that the Company shall not be required to qualify to do business or to file a general consent to service a process in any such state; and PROVIDED, FURTHER, that (anything in this Agreement to the contrary notwithstanding with respect to the bearing of expenses) if any state in which the Registrable Securities shall be qualified shall require that all or any portion of the Registration Expenses (as defined in Section
5) be borne by selling shareholders, then to the extent required by that state, such Registration Expenses shall be payable by the selling shareholders pro rata.

          (e) In the event of a public offering, on the closing date thereof if such Registrable Securities are being sold through underwriters, or, if such securities are not being sold through underwriters, on the date that the registration statement with respect to such Registrable Securities becomes effective, the Company shall furnish (i) an opinion dated such date, of counsel representing the Company for the purposes of such registration, in form and substance as is customarily given to underwriters in an underwritten public offering, addressed to the underwriters, if any, and to the holders of Registrable Securities requesting registration of

Registrable Securities and (ii) a letter dated such date, from the independent certified public accountants of the Company, in form and substance as is customarily given by independent certified public accountants to underwriters in an underwritten public offering, addressed to the underwriters, if any, and to the holders requesting registration of such Registrable Securities.

          (f) Notwithstanding the above, no holder of Registrable Securities shall be entitled to include such Registrable Securities in any registration pursuant to this Agreement unless such selling holder shall furnish to the Company such information regarding such holder, the securities held by such holder, and the intended method of disposition of such Registrable Securities held by such holder, as shall be required to effect the registration of such securities held by such holder.

     4. FURNISH INFORMATION. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Agreement with respect to any selling Holder that such selling Holder shall furnish to the Company such information regarding itself, the Registrable Securities held by it and the intended method of disposition of such securities as shall be reasonably required to effect the registration of its Registrable Securities and to execute such documents in connection with such registration as the Company may reasonably request.

     5.   DEFINITION OF EXPENSES.

          (a) "REGISTRATION EXPENSES" shall mean all expenses, incurred by the Company in complying with Sections 2 and 8 hereof, including, without limitation, registration and filing fees, printing expenses, accounting fees and disbursements of counsel for the Company, blue sky fees and expenses, and the expense of any special audits incident to or required by any such registration (but excluding the compensation of regular employees) of the Company which would be paid in any event by the Company) and the fees and disbursements of one special counsel for the participating holders designated by the majority in interest thereof.

          (b) "SELLING EXPENSES" shall mean all underwriting discounts and selling commissions applicable to the sale, and all fees and disbursements of separate counsel for any holder other than as set forth in Section 5(a).

     6. EXPENSES OF REGISTRATION. All Registration Expenses incurred in connection with any registration, qualification or compliance pursuant
Section 2 of this Agreement shall be borne by the Company, except to the extent required by any applicable state securities laws. All Selling Expenses shall be borne by the holders of the securities so registered pro rata on the basis of the number of shares so registered.

     7. DELAY OF REGISTRATION. No Holder shall have any right to seek or to obtain a court order restraining or otherwise delaying any such registration as the result of any controversy that might arise with respect to the interpretation or implementation of this Agreement.

     8. INDEMNIFICATION. In the event any Registrable Securities are included in a registration statement under this Agreement:

          (a) To the extent permitted by law, the Company will indemnify and hold harmless each Holder, each underwriter (as defined in the Securities
Act), each of the partners, officers, agents, employees and directors of each Holder and underwriter and each person, if any, who controls such Holder or underwriter within the meaning of the Securities Act or the Exchange Act, against any losses, claims, damages or liabilities (joint or several) to which they may become subject under the Securities Act, the Exchange Act or other federal or state law, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omission or violations (collectively, a "Violation"):

               (i) any untrue statement or alleged untrue statement of a material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto,

               (ii) the omission or alleged omission to state therein a material fact required to be stated therein, or necessary to make the statements therein not misleading, or

               (iii) any violation or alleged violation by the Company of the Securities Act, the Exchange Act, any state securities law or any rule or regulation promulgated under the Securities Act, the Exchange Act or any state securities law;

and the Company will reimburse each such Holder, underwriter, partner, officer, agent, employee or director or controlling person, subject to the provisions of Section 8(c), for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the indemnity agreement contained in this Section 8(a) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Company, which consent shall not be unreasonably withheld, nor shall the Company be liable in any such case for any such loss, claim, damage, liability or action to the extent that it arises out of or is based upon a Violation that occurs in reliance upon and in conformity with written information furnished expressly for use in connection with such registration by, or on behalf of, any such Holder, underwriter or controlling person.

          (b) To the extent permitted by law, each selling Holder will indemnify and hold harmless the Company, each underwriter, each other Holder, each of the officers, directors, agents and employees of each of the foregoing persons, and each person, if any, who controls the Company, or an underwriter or another Holder within the meaning of the Securities Act against any losses, claims, damages or liabilities (joint or several) to which they may become subject under the Securities Act, the Exchange Act or other federal or state law, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by, or on behalf of, such Holder expressly for use in connection with such registration; and each such Holder will reimburse any legal or other expenses reasonably incurred by the Company, an underwriter, underwriters' counsel, or another Holder (or any partner, agent, employee, director, officer, or controlling person of such person), in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the indemnity agreement contained in this Section 8(b) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Holder, which consent shall not be unreasonably withheld.

          (c)  Promptly after receipt by an indemnified party under this
Section 8 of notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section 8 deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly notified, to assume the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party shall have the right to retain its own counsel, with the fees and expenses to be paid by the indemnifying party, if, in the opinion of counsel for the indemnifying party, representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interest between such indemnified party and any other party represented by such counsel in such proceeding. It is understood, however, that the indemnifying parties shall, in connection with any one such action, suit or proceeding or separate but substantially similar or related actions, suits or proceedings in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the reasonable fees and expenses of only one separate firm of attorneys at any time for all indemnified persons. The failure to deliver written notice to the indemnifying party within a reasonable period of time of the commencement of any such action shall relieve such indemnifying party of any liability to the indemnified party under this Section 9 to the extent prejudicial to its ability to defend such action, but the omission so to deliver written notice to the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this Section 8.

          (d) In order to provide for just and equitable contribution in circumstances in which the indemnity agreement provided for in this Section 8 is for any reason held to be unenforceable although applicable in accordance with its terms, the Company and the selling Holders shall contribute to the aggregate losses, liabilities, claims, damages and expenses of the nature contemplated by such indemnity agreement incurred by the Company and the selling Holders, in such proportion as is appropriate to reflect the relative fault of and benefits to the Company on the one hand and the selling Holders on the other (in such proportions that the selling Holders are severally, not jointly, responsible for the balance), in connection with the statements or omissions that resulted in such losses, claims damages, liabilities or expenses, as well as any other relevant equitable considerations. The relative benefits to the indemnifying party and indemnified parties shall be determined by reference to, among other things, the total proceeds received by the indemnified party and indemnified parties in connection with the offering to which such losses, claims, damages, liabilities or expenses relate. The relative fault of the indemnifying party and indemnified parties shall be determined by reference to, among other things, whether the action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact, has been made by, or relates to information supplied by, such indemnifying party or the indemnified parties, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action.

          The parties hereto agree that it would not be just or equitable if contribution pursuant to this Section 8 were determined by pro rata allocation or by any other method if such allocation does not take account of the equitable considerations referred to in the immediately preceding paragraph. Notwithstanding the provisions of this Section 8, if the total price at which the Registrable Securities of a selling Holder were offered to the public exceeds the amount of any damages which such selling Holder would otherwise have been required to pay by reason of an untrue statement or omission, such selling Holder shall not be required to contribute any amount in excess of the total price at which the Registrable Securities of such selling Holder were offered to the public.

          Notwithstanding the foregoing, no person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. For purpose of this Section 8, each person, if any, who controls a Holder within the meaning of Section 15 of the Securities Act and directors and officers of a Holder shall have the same rights to contribution as such Holder, and each director of the Company, each officer of the Company who signed the registration statement and each person, if any, who controls the Company within the meaning of Section 15 of the Securities Act shall have the same rights to contribution as the Company.

          (e) The Company and each selling Holder will provide such additional indemnification and contribution as is reasonably required by the underwriters, if any, and as is customarily contained in underwriting agreements and which may differ from the provisions above.

     9. REPORTS UNDER THE SECURITIES ACT. With a view to making available to the Holders the benefits of Commission Rule 144 promulgated under the Securities Act and any other rule or regulation of the Commission that may at any time permit a Holder to sell securities of the Company to the public without registration, the Company agrees to:

          (a) make and keep public information available, as those terms are understood and defined in Commission Rule 144, at all times after ninety (90) days after the effective date of the first registration statement filed by the Company for the offering of its securities to the general public;

          (b) file with the Commission in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act; and

          (c) furnish to any Holder, so long as the Holder owns any Registrable Securities, forthwith upon written request (i) a written statement by the Company that it has complied with the reporting requirements of Commission Rule 144 (at any time after ninety (90) days after the effective date of the first registration statement filed by the Company), the Securities Act and the Exchange Act (at any time after it has become subject to such reporting requirements), or that it qualifies as a registrant whose securities may be resold pursuant to Form S-3 (at any time it so qualifies),
(ii) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company, and (iii) such other information as may be reasonably requested in availing any Holder of any rule or regulation of the Commission that permits the selling of any such securities without registration or pursuant to such form.

     10. AMENDMENTS AND WAIVERS. The provisions of this Agreement, including the provisions of this sentence, may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given without the written consent of the Company and the Holders of a majority in amount of the outstanding Registrable Securities; PROVIDED HOWEVER, that no amendment, modification or supplement or waiver or consent to the departure with respect to the provisions of Sections 3, 5, 6, 7 or 8 hereof shall be effective as against any Holder of Registrable Securities unless consented to in writing by such Holder of Registrable Securities. Notice of any amendment, modification or supplement to this Agreement adopted in accordance with this Section 10 shall be provided by the Company to each Holder of Registrable Securities at least thirty (30) days prior to the effective date of such amendment, modification or supplement.

     11. NOTICES. All notices, demands and other communications called for or required by this Agreement shall be in writing and shall be addressed to the parties at their respective addresses stated below or to such other address as a party may subsequently designate by ten (10) days' advance written notice to the other parties. Communications hereunder shall be deemed to have been received (i) upon delivery in person, (ii) five days after mailing it by U.S. certified mail, return receipt requested and postage prepaid, (iii) the second business day after depositing it with a commercial overnight carrier which provides written verification of delivery or (iv) the day of transmission by telefacsimile if sent before 2:00 p.m. recipient's time provided that a copy of such notice is sent on the same day by U.S. certified mail, return receipt requested and postage prepaid, with an indication that the original was sent by facsimile and the date of its transmittal.

          To a Holder, at the most current address given by such Holder to the Company by means of a notice given in accordance with the provisions of this Section 11 which address initially is, with respect to each Holder, the address set forth next to such Holder's name attached hereto, or (ii) if to the Company, at Midisoft Corporation, 1605 N..W. Sammamish Road, Suite 205, Issaquah, Washington, 98027 Attention: President, or such other address as the Company shall notify the Holders in writing.

     12. SUCCESSORS AND ASSIGNS. This Agreement shall inure to the benefit of and be binding upon the successors, assigns and transferees of each of the parties, including, without limitation and without the need for an express assignment, subsequent Holders. If any successor, assignee or transferee of any Holder shall acquire Registrable Securities, in any manner, whether by operation of law or otherwise, such Registrable Securities shall be held subject to all of the terms of this Agreement, and by taking and holding such Registrable Securities such person shall be entitled to receive the benefits hereof and shall be conclusively deemed to have agreed to be bound by all of the terms and provisions hereof. Notwithstanding the foregoing provisions of this Section 12, a transferee of Registrable Securities shall not be deemed to be a party to, and shall not be bound by or entitled to the benefits of, the provisions of this Agreement, if immediately following the transfer of the Registrable Securities to such transferee, the further disposition of such Registrable Securities by the transferee is not restricted under the Securities Act.

     13. COUNTERPARTS. This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     14. HEADINGS. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

     15. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF WASHINGTON WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAW PROVISIONS THEREOF.

     16. SPECIFIC PERFORMANCE. The parties hereto acknowledge that there would be no adequate remedy at law if any party fails to perform any of its obligations hereunder, and accordingly agree that each party, in addition to any other remedy to which it may be entitled at law or in equity, shall be entitled to compel specific performance of the obligations of any other party under this Agreement in accordance with the terms and conditions of this Agreement in any court of the United States or any State thereof having jurisdiction.

     17. ENTIRE AGREEMENT. This Agreement is intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein. This Agreement supersedes all prior agreements and understandings between the parties with respect to such subject matter.

     18. SEVERABILITY. If one or more provisions of this Agreement are held to be unenforceable under applicable law, such provision shall be excluded from this Agreement, and the balance of this Agreement shall be interpreted as if such provision were so excluded and shall be enforceable in accordance with its terms.


THE COMPANY:

MIDISOFT CORPORATION


BY: ____________________________________

ITS: ___________________________________

HOLDER:


PRINT NAME: ____________________________


     ___________________________________

BY:  ___________________________________

ITS: ___________________________________