Form 10KSB40
period 1997-12-31
MIDISOFT CORPORATION
filed 1998-04-15
CIK 882692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549
                            ------------------------

                                  FORM 10-KSB

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-22172
                            ------------------------

                              MIDISOFT CORPORATION

       (Exact name of small business issuer as specified in its charter)

        WASHINGTON               91-1345532
     (State or other          (I.R.S. Employer
     jurisdiction of         Identification No.)
     incorporation or
      organization)

                       1605 NW SAMMAMISH ROAD, SUITE 205,
                           ISSAQUAH, WASHINGTON 98027
                    (Address of principal executive offices)

                                 (425) 391-3610
                          (Issuer's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
                     None                                              N/A

          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Issuer's revenues for its most recent fiscal year were $3,004,224.

    Aggregate market value of voting stock held by non-affiliates of the registrant as of March 2, 1998 was $5,309,218 (based upon the closing sale price of $0.843 per share on such date). Number of shares of Common Stock outstanding as of March 2, 1998: 6,298,005 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III is incorporated by reference from the definitive proxy statement to be filed in connection with the Company's 1998 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MIDISOFT CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I
Item 1. Business...........................................................................................           3

Item 2. Properties.........................................................................................          12

Item 3. Legal Proceedings..................................................................................          12

Item 4. Submission of Matters to a Vote of Security Holders................................................          12

                                                        PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters..............................          13

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations..............          13

Item 7. Financial Statements and Supplementary Data........................................................          19

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............          37

                                                        PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
        Exchange Act.......................................................................................          38

Item 10. Executive Compensation............................................................................          38

Item 11. Security Ownership of Certain Beneficial Owners and Management....................................          38

Item 12. Certain Relationships and Related Transactions....................................................          38

Item 13. Exhibits and Reports on Form 8-K..................................................................          38

SIGNATURES.................................................................................................          42

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Midisoft was founded in 1986 and is a prominent provider of innovative music applications and utilities for the control and use of sound on personal computers. Over the past twelve years the total available market for these types of products has expanded dramatically from a very small segment of PCs used mainly by computer hobbyists into virtually each computer that ships from every system manufacturer. Sound on the PC has changed from a differentiating feature into a standard component on most hardware platforms and product lines. Emergence of the Internet has amplified this expansion and created the backbone with which sound and music can now be sent globally to enhance communication world-wide. As new technologies evolve, the Company believes it can continue to provide leading edge music applications and audio control expertise.

    The Company's strengths in design of sound and sound-related applications positions its product strategy to exploit rapid advancements in hardware capabilities. In 1997, the Company completed the major development task of a comprehensive re-write of its flagship music sequencing product, MIDISOFT STUDIO RECORDING SESSION, as well as release of its new music notation product, MIDISOFT DESKTOP SHEET MUSIC. The Company has developed these products in an effort to take advantage of advancements such as Microsoft DirectX and Microsoft COM technologies.

    Working closely with major hardware manufacturers to supply the control software necessary to exploit the audio portion of their computers and peripherals provides the Company with a road map that is as desirable as it is unique. Alliances developed to supply audio control functionality in this manner provide an entree for the presentation of music applications to product and technology managers within these organizations. Supplying this audio control capability, as well as audio software applications, to system makers, such as Micron, contributes to strategic alliance opportunities and early access to evolving computer designs.The Company aims to leverage these relationships into new technologies and continuous improvements in its stand-alone software products. These products are typically sold directly to end-users, through traditional retail channels including the Company's web site.

    MIDISOFT MUSIC PRODUCT LINE currently consists of MIDISOFT STUDIO RECORDING SESSION, MIDISOFT PLAY PIANO, MIDISOFT MIDIKIT, MIDISOFT FAMILY MUSIC CENTER and MIDISOFT DESKTOP SHEET MUSIC, the first in a new generation of Midisoft scaleable applications. Targeted at the estimated $425 million per year category of printed music (National Association of Music Merchants--1997 Statistical Survey), MIDISOFT DESKTOP SHEET MUSIC features state of the art "Plug-in" technology as well as a feature set that should meet even the most demanding professionals needs. The Company's new technologies allow it to scale product offerings and feature sets to the needs of specific market segments or to the needs of individual OEM (original equipment manufacturer) customers. The Company creates and markets these products to bring music education, music composition, and professional quality music creation to the average users desktop. This goal is complemented by the continued development of Midisoft's plug-in technology. Because the development cycle for application "Plug-ins" is very short in comparison to the development cycle for an application, the Company believes that it will have a competitive advantage by having shorter development cycles that bring new product offerings and new technologies to market faster than its competition. As new categories such as Internet media grow, the Company expects to aggressively pursue new music and audio opportunities.

    MIDISOFT STRATEGIC PRODUCT LINE currently shipping consists of MIDISOFT AUDIOPRO, MIDISOFT INTERNET AUDIO POSTCARD, MIDISOFT INTERNET MEDIA PLAYER and MIDISOFT INTERNET SOUND BAR. MIDISOFT MEDIAWORKS '98 is in the stage of final development and is scheduled to begin shipping to OEM customers during the second quarter of 1998. Derivatives and sub-sets of these products are expected to provide up to 45% of the Company's revenue, shipping under new and existing contracts with OEMs.

MARKET OVERVIEW

    Audio capabilities have moved from being a product differentiator to a base line standard for PC manufacturers. Traditionally the Company provided enabling software for audio to OEMs and music application software to end-users. The Company has expanded its market vertically to integrate its enabling products back to the chip and card manufacturers and horizontally to third-party vendors. The Company does not attempt to create a market for its technology and instead focuses on trends established by industry leaders to create the direction for new products.

    By establishing sales programs which focus on the chip manufacturer, the Company has expanded its market while maintaining its aim to be on all of the 85 million PCs estimated to ship in 1998. The explosive growth of the Internet with seemingly endless content potential further affirms the Company's product strategy, especially as blurring between computer and consumer uses as DVD, Digital Cameras and radio over the Internet become commonplace.

MARKET SIZE

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

COMPUTERS IN USE, NEW SHIPMENTS
millions
                                       1996       1997       1998       1999       2000
PC Unit Shipments                        69         77         85         94        102
PC's in Use                             222        256        290        324        358
Morgan Stanley

    The potential market for the Company's audio/media control software is virtually every PC that ships into a home or business. The majority of PCs shipped today include not only a microphone but also a set of built-in speakers. Most of these PCs have little in the way of software that fully takes advantage of this incredible functionality. In fact, at this point many users are unaware of the full spectrum of media files that ship on hard drive of each new computer. Within this base of computer users there exists a sizable segment to be targeted as customers for music applications. As increasing numbers of computers enter the home, consumers are looking for more and better ways to utilize them. Music tutorial, productivity, appreciation and enjoyment have become an excellent way to make computer investment useful to the entire family.

    As more office computer users become aware of sound and music as powerful additions to business presentations, needs for easy-to-use software to accomplish this task become apparent. Thousands of free sound and music files are available on the web today, creating quick and easy access to this component. Midisoft products are easy to learn, easy to use and provide an excellent way to make memorable presentations. Sound effects and background music provide audio dimensions which complete and complement professional presentations.

PRODUCTS AND PRODUCT DESIGN

    Continued growth of the Intel architecture has fueled needs for professional quality applications at the consumer level. Professional users, such as graphic and audio designers, are migrating to the Intel platform in greater numbers as the power of Intel offerings surpasses that of other platforms. There is also migration of professional music studio users, a traditional Macintosh stronghold, to the Intel platform. The Company believes that its products, which are designed for the latest Intel technologies and offer ease of use which is superior to that of the Macintosh, are positioned to embrace these migrating users.

STRATEGY

    The Company's strategy is to develop friendly, easy-to-use software that offers integrated access to a broad range of PC features not currently in use, because end-users are either unaware of their existence or are incapable of utilizing them. This strategy is built on six fundamentals:

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

    DEVELOP PRODUCTS CONCURRENT WITH MARKET LEADERS. By beginning the product development cycle with design sessions with industry leaders, like Micron and Diamond Multimedia the Company obtains access to the latest technology trends and can begin creating product interfaces at the earliest point in the market adaptation of a new technology.

    INCREASE MARKET VISIBILITY. The Company has increased visibility to its products by inclusion in chip manufacturers' reference kits and expects to pursue this channel of distribution as opportunities arise. The Company achieves broad market coverage for its retail products primarily through regional manufacturers' representative firms and large retail distributors, such as Ingram Micro.

    INCREASE TARGETED MARKETING AND MINIMIZE DISTRIBUTION OVERHEAD. The Internet presents the Company with additional sources of distribution because sound and music software provide excellent targeted selling opportunities to web savvy computer users. This translates to nearly immediate electronic product distribution and cash payment. Also, the Company licenses its products internationally to in-country re-publishers who translate, manufacturer and distribute the products while paying the Company a royalty per unit.

    The following table provides the name, a short description, the target markets and channels of distribution for the Company's 1998 product line.

                               STRATEGIC PRODUCTS

      PRODUCT                             DESCRIPTION                              MARKET        INT'L          CHANNELS
---------------------------------------------------------------------------  ------------------  ------  ----------------------
                                                                             CONSUMER  BUSINESS           OEM    RETAIL  DIRECT
                                                                             --------  --------          ------  ------  ------
Midisoft            MIDI, wave audio and CD audio are all supported in this       X         X        X       X       X       X
AUDIOPRO            OEM program. The familiar stereo rack provides many
Q1, 1998            software sound tools, plus the flexibility to manage
                    and edit the entire spectrum of interactive multimedia
                    audio data.

Midisoft            Audio Postcard delivers the ability to embed audio            X         X        X       X       X       X
INTERNET AUDIO      notes into pictures. Users can add voice to digital
POSTCARD            snapshots or video files. It includes a player to send
March, 1997         these files over the Internet in a simple manner.

Midisoft            This product is a player for the largest base of live         X         X        X       X       X       X
INTERNET MEDIA      or on demand audio files on the Internet, Streamed
PLAYER              files. This player includes enhanced functionality
Q2, 1998            superior to competing products and allows the user to
                    organize audio playback over the web.

Midisoft            This product provides the ability to control sound from       X         X        X       X       X       X
INTERNET SOUND BAR  the desktop. Users can send Audio Mail, create Audio
March, 1997         Notes, annotate digital pictures and video with sound
                    and send them through the Internet, play CDs and find
                    any sound or music file on their system instantly, all
                    from a Windows 95 style task bar positioned on the edge
                    of the screen.

Midisoft            This DVD player was created to ship with DVD card             X         X        X       X       X       X
DVD PLAYER          makers who must have a utility to facilitate the
April, 1997         complete control of the video files on DVDs. It
                    includes a wide range of functions as well as heads-up
                    display capabilities to make DVD use easy and powerful.

Midisoft            MediaWorks '98 is a unified media player that features        X         X        X       X
MEDIAWORKS '98      easy yet powerful access to the many different types of
mid-Q2 1998         media that are available today. Its sleek single
                    transport differentiates the player from the home
                    stereo rack model. It plays wav, midi, audio CD, video
                    and other files.

                                 MUSIC PRODUCTS

      PRODUCT                        DESCRIPTION                         MARKET         INT'L              CHANNELS
-----------------------------------------------------------------  ------------------  --------  ----------------------------
                                                                   CONSUMER  BUSINESS              OEM      RETAIL    DIRECT
                                                                   --------  --------            --------  --------  --------
Midisoft            Studio Recording Session features real-time         X                    X         X         X         X
STUDIO RECORDING    notation display of MIDI input, as well as
SESSION 1.01        innovative software and multi-track digital
1.0 June 1997       audio recording and playback. It includes
2.0 mid-June '98    multiple screen views to enhance the users
                    ability to fine tune their music, and a
                    professional quality digital audio editor.

Midisoft            State of the art music publishing is the            X         X          X         X         X         X
DESKTOP SHEET MUSIC focus of SHEET MUSIC, with a user interface
1.0 June 1997       that is friendly to software novices. SHEET
2.0 mid-June '98    MUSIC features exceptional transcription
                    ability that takes Studio's "Real-time sheet
                    music" to a new level of excellence while
                    Midisoft's PERFORMANCE SEQUENCER-TM-
                    technology turns Midi playback into an
                    experience that is as intimate and real as a
                    live band in your living room.

Midisoft            The MIDI Kit's universal MIDI connector and         X         X          X         X         X         X
MIDI KIT 3.0        MIDI editor allow the sound card owner to
MIDI KIT 4.0        transform a PC into a recording studio.
late-Q4, 1998       Cables connect the PCs sound card to a MIDI
                    musical instrument. Recording Session Plus
                    provides immediate MIDI recording, composing
                    and editing capability, as well as digital
                    audio recording.

Midisoft            This product features a mixture of both core        X                    X         X         X         X
PLAY PIANO 2.0      Midisoft technologies and new proprietary
1996                technologies to create a truly interactive
                    learning experience. Lessons are created in
                    real-time, based on the student's needs. Any
                    MIDI file can be imported and Play Piano's
                    artificial intelligence instantly turn it
                    into a custom lesson for the student.

Midisoft            This product incorporates MIDISOFT PLAY PIANO       X                    X         X         X         X
FAMILY MUSIC CENTER and MIDISOFT STUDIO with a high quality
1996                keyboard, MIDI connector and a Connect and
                    Play video to become an all-in-one music
                    solution.

Midisoft            This MIDI sequencer was originally created to       X         X          X         X
RECORDING SESSION   serve the needs of OEM customers. Its many
1995                features allow flexibility in editing,
                    recording and playback using MIDISOFT
                    STUDIO'S proprietary auto-notation and
                    animated note highlighting. It is available
                    translated in other languages including:
                    German, French, Spanish and Japanese.

MARKETING, SALES AND DISTRIBUTION

    The principal elements of the Company's marketing, sales and distribution strategy are as follows.

    PRODUCT OFFERINGS

    CHIP MANUFACTURERS--The Company has developed enabling software to enhance the unique functionality of chips.

    OEMS--The OEM product offerings continue to include the music products which are gaining in popularity as a product differentiator. All of the products are compatible and allow the OEM a virtual menu from which to enhance their lines of PCs.

    THIRD PARTY MANUFACTURERS--Use of audio to increase product effectiveness and marketability has allowed the Company to leverage its audio expertise into digital camera applications with its MIDISOFT AUDIO POSTCARD and into Internet applications with its MIDISOFT INTERNET MEDIA PLAYER.

    END-USERS--The products offered to end-users include a major upgrade to the Company's flagship music products, MIDISOFT STUDIO RECORDING SESSION and MIDISOFT DESKTOP SHEET MUSIC, INTERNET SOUND BAR AND INTERNET MEDIA PLAYER.

    DISTRIBUTION

    CHIP MANUFACTURERS, OEMS, THIRD PARTY MANUFACTURERS--Distribution is direct through the Company's OEM sales force. The Company customarily supplies one master disk which the chip manufacturer, OEM or third party manufacturer duplicates.

    RETAIL CHANNEL--Distribution is direct through the Company's Retail Channel Sales group which is supplemented by third party Manufacturers' Representatives and large Distributors/Resellers. The Company has a stock-balancing program for its retail products that, under certain circumstances, allows for the exchange of products by resellers. The Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution channel can result in high returns or the requirement of substantial price protection in subsequent periods. There is also a price protection program that allows the reseller a price reduction from the Company for unsold product. The Company believes that it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and resellers inventories and other factors, and that its current reserves will be sufficient to meet return and price protection requirements for the foreseeable future. Internationally, retail products are generally sold through republishers.

    The Company has an established base within computer software retail stores. In 1997 the Company expanded its presence into Musical Instrument ("MI") stores. The Company currently has shelf space in two of the largest MI chains, Sam Ash and Guitar Center, as well as prominent regional MI resellers. Although the total MI channel approximates only 600 additional shelves. The Company believes that MI retailers generate higher sales per store for these types of products than computer software retailers.

    DIRECT SALES--The Company also has an inside sales group that sells product directly to end-users through a toll-free number listed in advertising by the Company. This group is also responsible for targeted direct mail marketing and sells product upgrades and accessories to registered customers. Web sales are an increasingly important channel for the Company. The Company has developed its Internet web site to promote the complete product line and conduct secured on-line transactions. In addition, the Company has sublicensed certain of its downloadable software products to other Internet stores such as Digital River and c--net.

CUSTOMER SUPPORT

    The Company provides a high level of support across the distribution spectrum. Support includes on-site training for OEMs and Third Party Manufacturers, as well as on-going telephone support. In turn, these groups provide support for their customers directly. The Company also offers free support to end-users of its retail products.

    As part of its sales efforts, the Company generates a marketing database of registered users for direct mail opportunities. Further, the surveying of current users, collation of user feedback from technical support calls, input by OEM customers and the Company's sales force is evaluated in determining the features and function of the next set of product releases in the context of the Company's own strategic planning.

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

    The Company utilizes a third-party contractor for assembly and outbound distribution. The Company uses in-house capability for customer order processing, component inventory procurement, material requirements planning and production scheduling. The manufacturing process for software involves duplication of software code onto floppy diskettes or CDs, printing of packaging and documentation and assembly of final packaged products. Manufacturing output can generally be increased rapidly to respond to increases in demand. The Company has not encountered material difficulties or delays in manufacturing its products and has not experienced unusual levels of returns resulting from product defects.

    The Company also generates and responds to customer demand through Web-based distribution whereby customers order products and download the Company's software directly to their PCs. This eliminates most of the traditional order processing and manufacturing steps. OEM sales require duplication of the Company's software code onto a CD, generally referred to as a "golden master." OEMs then transfer the software code from golden masters onto their hardware.

PROPRIETARY RIGHTS

    The Company relies primarily on trade secret, trademark and copyright laws, treaties and contractual agreements, to protect its proprietary rights. The Company attempts to keep results of its research and development programs proprietary to protect its marketed software products against misappropriation and infringement by third parties. However, there can be no assurance that the Company will in all instances be able to prevent others from misappropriating or infringing upon the Company's proprietary information and software products.

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

EMPLOYEES

    The Company, as of March 2, 1998, employed 27 employees. Of these, 8 are employed in administration, 7 in product development and 12 in sales and marketing. Employees are covered by confidentiality agreements, and no employee has an employment contract. None of the Company's employees are represented by a union or other bargaining group. The Company believes it maintains good employee relations.

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

FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and such statements are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the development of new music and strategic software products,
(ii) the expansion of domestic and international marketing, sales and distribution programs, (iii) the continued protection of proprietary technologies and (iv) the ability to fund continued operations out of existing working capital, additional capital infusion and cash flow from future operations. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new music and strategic software products on a timely basis, that rapid changes in technology would not make the Company's products obsolete or otherwise reduce their ability to compete in the marketplace, that competitive conditions within the industry would not change materially or adversely, that the use of multimedia PCs in homes and small offices would continue to grow, that management's decision to re-focus the Company's resources on music and sound products would reduce certain expenses from the levels which were experienced in 1996 and 1997, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's principal offices are located in approximately 17,000 square feet of office space in Issaquah, Washington which the Company leases pursuant to a lease expiring in April 2002. The Company subleases approximately 5,700 square feet to short-term tenants for periods of 12 to 18 months. The Company currently receives $9,000 per month under sublease agreements. The Company considers its leased properties to be in good condition, well maintained, and generally suitable and adequate for its present and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

    In 1997, an entity which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregate in excess of $1 million. The Company has denied the allegations and has asserted counterclaims. The arbitration hearing is set for April 22, 1998. The ultimate outcome of this matter cannot be determined at this time; however, the Company intends to defend the matter vigorously.

    On April 3, 1997 the Company began arbitration proceedings against a former customer. On September 24, 1997, the Company was awarded $194,983.37 against the former customer. The amount of the award represents the sum of 1) $160,000.00, the unpaid portion of the base annual license royalty under the Company's OEM License Agreement and 2) $34,983.37, representing interest on the unpaid installments from their respective due dates through the date of the award computed at 12% per annum. The Company obtained a judgment in January, 1998 and is awaiting the results of an appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET OF COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    MARKET INFORMATION. The Company's Common Stock is traded under the symbol "MIDI". The Company's Common Stock was quoted on the Nasdaq National Market through September 9, 1997. Since that time, the Common Stock has traded on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid prices, as reported, from January 1, 1996 through December 31, 1997. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions. As of March 2, 1998, the number of holders of record of the Company's Common Stock was approximately 1,807. Since certain of the shares of Common Stock are held in street name, there may be additional beneficial holders of the Company's Common Stock.

                                                                                   HIGH      LOW
                                                                                  -------  -------
1996
First quarter.................................................................... $ 3 1/2  $ 1 5/8
Second quarter...................................................................   9 3/8    2 3/16
Third quarter....................................................................   5 7/8    3 1/4
Fourth quarter...................................................................   5 1/8    2 1/8

1997
First quarter.................................................................... $ 2 1/2  $ 1 1/8
Second quarter...................................................................   2        1 1/16
Third quarter....................................................................   4 5/8    3 1/32
Fourth quarter...................................................................   1 5/8      7/16

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

    Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development effort. Software development costs are expensed as incurred, until technological feasibility is established, after which any additional costs are capitalized until the software is available for release to customers. Capitalized software development costs consisted of salaries and related benefits incurred in developing computer software after technological feasibility has been established. Amortization of capitalized software development costs begins when the related product was available for release to customers. As a result of the highly competitive nature of the software business and rapid product development life cycles, no additional software development costs were capitalized in 1996 or 1997. Purchased contract software technology costs represent development costs incurred by contract software engineers in developing computer software. The Company has eliminated third party contract development, intending to focus on maintaining development expertise within the Company. No development costs were capitalized in 1996 or 1997.

    Revenue from products licensed to OEMs consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for fixed fee revenue recognition under Statement of Position No. 91-1 "Software Revenue Recognition" is satisfied. These criteria include, but are not limited to, delivery of the software master, the Company's lack of other significant obligations to the customer and a determination that the collectability of the amount due is probable. Contracts that do not meet the fixed fee revenue recognition criteria in SOP 91-1 included in deferred revenue are recognized as revenue on the installment basis as payments from customers are received, or until the Company has no significant obligations. Additional royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment from the OEMs. Revenue from sales to distributors, other resellers and end-users net of a provision for anticipated returns, is recognized when the products are shipped. The allowance for returns is evaluated each quarter taking into consideration, among other things, known return requests from distributors, anticipated return requests based on the distributor's rate of product sale, returns due to product upgrades and historical distributor return patterns. American Institute of Certified Public Accountants' SOP 97-2, SOFTWARE REVENUE RECOGNITION, will be adopted by the Company during fiscal 1998. Revenue would not materially differ from the amounts reported in the statement of operations as a result of applying the provisions of SOP 97-2.

    During 1996 and 1997, the Company's research and development, marketing and sales efforts were focused upon the Company's core technologies in sound and music. The Company has moved aggressively to reduce its reliance on technology licensed from others through internal development of superior technologies or through acquisition of desirable technologies.

    At December 31, 1997, the Company had Federal net operating loss carryovers of approximately $23.4 million, which expire beginning 2008. In certain circumstances, as specified in Section 382 of the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carryforwards. An investor who owns $2,000,000 in principal amount of convertible debentures and associated warrants outstanding, has the right to purchase an additional $1,000,000 of convertible debentures in June, 1998 and an additional $1,000,000 of convertible debentures in June, 1999. If the debenture holder were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company could result.

SEASONALITY

    Sales to distributors tend to be greater in the third and fourth quarter as consumers buy software to supplement their holiday computer hardware purchases. OEM sales are concentrated in a small number of large customer contracts and tend to occur sporadically. Direct sales generally increase when software upgrades become available.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

    Revenues for 1997 were $3.0 million compared to $3.1 million in 1996. Sales to software distributors and resellers, together with direct sales, represented 70% and 67% of revenues for the years ended December 31, 1997 and 1996. OEM sales represented 30% and 33% during the same periods. The slight decline both in total sales, and in OEM relative contribution to total sales, may reflect customer anticipation of a new software release from the Company in the fourth quarter of 1997 and first quarter of 1998. International sales accounted for 13% of the Company's revenues in 1997 compared to 19% of revenues in 1996 resulting from the Company putting relatively more emphasis to US sales in 1997.

    Gross profit for 1997 was $1.3 million, an increase of $0.2 million, compared to $1.1 million for the prior year. As a percentage of revenues, gross profit increased to 45% in 1997 from 37% in 1996. The increased gross profit percentage is primarily a result of the decline in amortization expense for previously capitalized software development costs. These costs have now been fully amortized and will have no impact on future earnings. Costs of royalties also fell as the Company has concentrated on internal development of sound and music software. The retail channel and inside sales channel consist of boxed product OEM costs of sales generally consist of one master CD from which OEMs duplicate the Company's software. Accordingly, gross profit is higher on OEM sales compared to sales into other channels.

    Research and development expenses for 1997 were $988,000, an increase of $48,000 compared to $940,000 for 1996. As a percentage of revenues, research and development expenses increased to 33% in 1997 from 30% in 1996. This increase reflects the Company's commitment to the internal development of industry leading software for the production and management of sound and music.

    Sales and marketing expenses for 1997 were $1.8 million, a decrease of $1.8 million, compared to $3.6 million for 1996. As a percent of revenues, sales and marketing expenses decreased to 61% in 1997 from 116% in 1996. This resulted from the Company's decision to refocus on core technologies in sound and music. The Company consolidated product lines and reduced associated selling and marketing expenses. Principal cost reductions were in sales and marketing employees, advertising, public relations and promotional materials.

    General and administrative expenses for 1997 were $2.2 million, a decrease of $200,000, compared to $2.4 million for 1996. As a percentage of revenues, these expenses for 1997 decreased to 72% in 1997 from 78% in 1996. The decrease is the result of eliminating the cost of a senior management position and lower legal costs

    Interest expense for 1997 was $1 million, an increase of $1 million compared to $1,000 in 1996. The increase in interest expense results largely from an $876,000 non-cash charge relating to the intrinsic value of in the money conversion options related to the convertible debentures issued by the Company in 1997. In addition there was a non-cash interest expense of $100,000 related to the value of warrants issued in 1997 in connection with an unsecured loan to the Company of $40,000 by the former Chief Financial Officer. The balance of $18,000 was for interest expense incurred under the Company's bank line of credit and convertible debentures in 1997. Interest income for 1997 was $6,000, compared to $116,000 in 1996. The decrease in interest income in 1997 reflects a decrease in the amount of cash available for investments resulting from the use of cash in operations.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $90,000 and net accounts receivable of $574,000. As of December 31, 1997, working capital was negative $772,000.

    The Company's operating activities used cash of $1.9 million for the year ended December 31, 1997 due primarily to operating losses of $3.6 million.

    Current assets decreased $2.2 million to $1.0 million at December 31, 1997 from $3.2 million at the end of 1996. The decrease was due to utilization of cash in operations and the reduction of accounts receivable from reserves taken. Long term assets decreased $392,000 to $484,000 at December 31, 1997 from $877,000 at the end of 1996. This decrease resulted from depreciation of fixed assets and the amortization of capitalized software costs totaling $657,000, partially offset by an increase of $195,000 for a long term receivable. There were no additions to capitalized software costs in 1997 and additions to fixed assets totaled $20,000. The total of current liabilities and deferred revenue were $1.7 million at December 31, 1997, a decrease of $76,000 from the balance at December 31, 1996 of $1.8 million. A decrease of deferred revenue of $791,000 to $30,000 at the end of 1997 from $821,000 at year end 1996, was offset by an increase in accounts payable, accruals for state taxes and other expenses and an addition to the current portion of long term debt in 1997. Shareholders' equity decreased $3.4 million to negative $1.1 million at December 31, 1997 from $2.3 million at the end of 1996. The change in equity resulted from a net loss recorded in 1997 of $4.7 million, partially offset by additions to equity of $1 million, reflecting fair value of warrants and the intrinsic value of convertible debentures, both associated with the securities purchase agreement executed October 28, 1997, as described below. Other changes to equity resulted from stock subscriptions and stock dividends on the preferred stock.

    On October 28, 1997, the Company entered into a Securities Purchase Agreement, which was amended on January 7, 1998, (the "Agreement") with an unrelated third party (the "Lender"). The Agreement provides for the sale of $2 million of convertible debentures. The Company sold $500,000 of debentures on each of October 28, 1997, November 28, 1997, January 9, 1998 and January 28, 1998. The first $1 million in debentures sold are convertible into a total of 1,666,667 shares of Common Stock and were issued with warrants to purchase an additional 833,333 shares of Common Stock at a price of $1.50 per share. The second $1 million in debentures sold are convertible into a total of 1,923,077 shares of Common Stock and were issued with warrants to purchase an additional 961,538 shares of Common Stock at a price of $1.25 per share. The debentures bear interest at the rate of 1% per annum payable in cash or, at the Company's option, in shares of Common Stock. The Company is obligated to pay a finder's fee of 3% of the money raised as that money is received by the Company. The Company has the right to redeem these debentures at any time prior to conversion for an amount equal to the sum of the outstanding principal amount plus accrued interest plus a redemption premium which increases from 7% of the principal amount if redeemed within 45 days from issuance to 25% of the outstanding principal amount if the redemption date is more than 90 days from the issuance date. For so long as the debentures are outstanding or the Lender owns at least 25% of the Company's outstanding Common Stock, the Lender shall have the right to (i) approve certain merger or acquisition transactions, (ii) appoint two of the

Company's five directors with the Company's concurrence and (iii) purchase any equity securities the Company may propose to sell. The first of the Lender's two board positions has been filled by Mr. J. Larry Smart, President and Chief Executive Officer of Visioneer, Inc., a public company. No appointment to the second seat has been made.

    The debenture holder has the right to purchase an additional $1,000,000 of convertible debentures in each of June, 1998 and again in June, 1999. If the debenture holder were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company could result.

    The Company is in technical default of certain provisions of the debentures. The Lender has granted forbearance of this default through December 31, 1998. Under the Securities Purchase Agreement the Company is required to maintain sufficient authorized and unissued shares as may be reasonably necessary to effect the conversion of the debentures, including the $2 million of debentures the Lender has a right to purchase in June, 1998 and June, 1999. The Company does not currently have sufficient authorized and unissued shares to satisfy this requirement. The Company's Board of Directors has approved an increase in the number of authorized shares from 10 million to 25 million shares of Common Stock, subject to shareholder approval at the next annual meeting.

    Simultaneous with the execution of the Agreement, the Company entered into a Registration Rights Agreement with the Lender, whereby the Company agreed to use its reasonable best efforts to file a registration statement to register the Common Stock which is issuable upon the conversion and exercise of the debentures and warrants. The Company has agreed that it will bear all costs associated with such registration, excluding underwriting commissions or discounts.

    In September, 1997 the Company received $250,000 for which it agreed to issue a 5% debenture, due in one year, convertible into shares of common stock at a price of $0.65 per share. The lender has requested changes in the terms of the transaction, and definitive loan documentation has not been executed. The Company expects that the final agreement will provide for a convertible note, bearing interest from 5% to 8% with a conversion price of $0.65 per share maturing in one to two years.

    The Company may continue to pursue other financing arrangements, as needed, to increase its cash reserves in 1998. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

TRADE DEBT AND OTHER MATTERS

    As of December 31, 1997, the Company had $226,000 of accounts payable that were current, $100,000 extended to between 31 and 60 days and $643,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cash flow and from a decision by the Company to manage closely both its cash resources and accounts payable. The Company has entered into plans with many of these vendors to extend payments beyond due dates in original purchase orders. While the Company believes that the payment plans will continue to be accepted, there is no certainty that the Company will be able to continue to meet the extended payment terms. Some vendors have refused to make any further sales to the Company and others have required the Company to pay cash on delivery. The Company has not yet failed to meet a delivery commitment due to supply problems from its vendors.

    The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $93,000. Five of these vendors have initiated litigation and three of these have received judgments totaling approximately $62,000.

NASDAQ

    Effective with the close of business September 9, 1997 the Nasdaq delisted the Company's common stock from the Nasdaq National Market. The Company was unable to evidence a minimum of $2,000,000 in net tangible assets and compliance with all the requirements for continued listing on the Nasdaq

National Market. Although the Common Stock trades on the OTC Bulletin Board, the Company believes that the delisting of its stock has adversely affected its ability to raise capital.

YEAR 2000 ISSUES

    The Company has identified two systems that it relies upon for its operations that are not currently year 2000 compliant. Both of these systems' developers have made year 2000 compliant upgrades readily available. The Company believes that all other systems used in its operations are year 2000 compliant and plans to be fully compliant well before any necessary deadlines are approached. The cost of the upgrades will have an immaterial impact on the cost of operations.

SUBSEQUENT EVENTS

    On January 28, 1998 the Company announced that it had signed a letter of intent to acquire Passport Designs, a privately held company in Foster City, California. Passport Designs focuses mainly on developing interactive music software for creating and printing music. Their two product segments are: productivity, which is aimed at professional and serious amateur musicians and encompasses products for music composition, arrangement, performance and recording: and creativity, which is aimed at a wider range of users with products that provide powerful and intuitive tools for writing, creating and learning music skills. The parties are pursuing conclusion of structuring the proposed acquisition.

    Any definitive agreement with Passport is subject to various conditions, including completion of due diligence as may be required; consent of secured creditors and certain debenture holders; approvals which may be necessary from any government agencies; approval of the Midisoft Board of Directors; approval of the Passport Board of Directors and shareholders; negotiation and execution of satisfactory agreements, assignments, representations, warranties, indemnification, terms and conditions that are customary for a transaction of this type.

ITEM 7. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Midisoft Corporation

    In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Midisoft Corporation at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Price Waterhouse LLP

Seattle, Washington

April 10, 1998

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Midisoft Corporation

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

                                          Ernst & Young LLP

Seattle, Washington

March 13, 199

                              MIDISOFT CORPORATION

                                 BALANCE SHEET

                                                                                             DECEMBER 31,
                                                                                    ------------------------------
                                                                                         1997            1996
                                                                                    --------------  --------------
                                                      ASSETS
Current assets
  Cash and cash equivalents.......................................................  $       90,000  $      709,000
  Accounts receivable, net of allowances of $493,000 in 1997 and $1,052,000 in
    1996..........................................................................         574,000       1,282,000
  Inventories.....................................................................         222,000         942,000
  Prepaids and other..............................................................          82,000         282,000
                                                                                    --------------  --------------
    Total current assets..........................................................         968,000       3,215,000
Long-term receivable..............................................................         195,000
Property and equipment, net.......................................................         239,000         421,000
Other assets......................................................................          50,000         455,000
                                                                                    --------------  --------------
                                                                                    $    1,452,000  $    4,091,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Trade accounts payable..........................................................  $      969,000  $      691,000
  Current portion of long-term debt...............................................         250,000
  Accrued wages and payroll taxes.................................................         100,000         186,000
  Other accrued expenses..........................................................         391,000         118,000
  Deferred revenue................................................................          30,000         821,000
                                                                                    --------------  --------------
    Total current liabilities.....................................................       1,740,000       1,816,000
                                                                                    --------------  --------------
Long-term debt, net of discount...................................................         740,000        --
                                                                                    --------------  --------------
Warrant obligations...............................................................          81,000        --
                                                                                    --------------  --------------
Commitments and contingencies (Notes 12, 13 and 14)
Shareholders' equity (deficit)
  Preferred stock, Series A convertible, no par value; 2,500,000 shares authorized, zero issued and outstanding in 1997 and 1,100 issued and
    outstanding in 1996...........................................................                       1,100,000
  Common stock, no par value; 10,000,000 shares authorized, 6,359,000 issued and
    outstanding in 1997 and 5,345,425 issued and outstanding in 1996..............      20,165,000      18,733,000
  Additional paid-in capital......................................................       1,245,000
  Notes receivable from shareholders..............................................        (191,000)
  Retained deficit................................................................     (22,328,000)    (17,558,000)
                                                                                    --------------  --------------
    Total shareholders' (deficit) equity..........................................      (1,109,000)      2,275,000
                                                                                    --------------  --------------
                                                                                    $    1,452,000  $    4,091,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                See accompanying notes to financial statements.

                              MIDISOFT CORPORATION

                            STATEMENT OF OPERATIONS

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
Revenues............................................................................  $   3,004,000  $   3,113,000
Cost of revenues....................................................................      1,659,000      1,971,000
                                                                                      -------------  -------------
Gross profit........................................................................      1,345,000      1,142,000
                                                                                      -------------  -------------
Operating expenses
  Sales and marketing...............................................................      1,842,000      3,613,000
  General and administrative........................................................      2,151,000      2,421,000
  Research and development..........................................................        988,000        942,000
                                                                                      -------------  -------------
    Total operating expenses........................................................      4,981,000      6,976,000
                                                                                      -------------  -------------
Operating loss......................................................................     (3,636,000)    (5,834,000)
Interest expense....................................................................     (1,035,000)        (1,000)
Interest income.....................................................................          6,000        116,000
Other (expense) income..............................................................        (64,000)         3,000
                                                                                      -------------  -------------
Net loss............................................................................  $  (4,729,000) $  (5,716,000)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net loss per share..................................................................  $       (0.79) $       (1.22)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Weighted average shares outstanding.................................................      6,014,000      4,687,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net loss per share assuming dilution................................................  $       (0.79) $       (1.22)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Weighted average shares outstanding assuming dilution...............................      6,014,000      4,687,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See accompanying notes to financial statements.

                              MIDISOFT CORPORATION

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                         NOTES                        TOTAL
                          PREFERRED STOCK          COMMON STOCK        ADDITIONAL      RECEIVABLE                 SHAREHOLDERS'
                      -----------------------  ---------------------     PAID-IN          FROM        RETAINED       EQUITY
                        SHARES       AMOUNT     SHARES      AMOUNT       CAPITAL      SHAREHOLDERS     DEFICIT      (DEFICIT)
                      -----------  ----------  ---------  ----------  -------------  --------------  -----------  -------------
Balance at
  December 31,
  1995..............                           4,662,000  $17,106,000                                $(11,842,000)  $ 5,264,000
Stock options
  exercised.........                              33,000      83,000                                                    83,000
Common stock issued
  in settlement of
  litigation........                             650,000   1,544,000                                                 1,544,000
Preferred stock
  issued............       1,100   $1,100,000                                                                        1,100,000
Net loss............                                                                                  (5,716,000)   (5,716,000)
                      -----------  ----------  ---------  ----------  -------------  --------------  -----------  -------------
Balance at
  December 31,
  1996..............       1,100    1,100,000  5,345,000  18,733,000                                 (17,558,000)    2,275,000
Stock options
  exercised in
  exchange for a
  note receivable...                             175,000     191,000                   $ (191,000)
Preferred stock
  converted.........      (1,100)  (1,100,000)   776,000   1,141,000                                     (41,000)
Common stock
  issued............                              63,000     100,000                                                   100,000
Warrants issued with
  convertible
  debt..............                                                   $   273,000                                     273,000
In the money
  conversion option
  on convertible
  debt..............                                                       862,000                                     862,000
Warrants issued for
  debt and
  services..........                                                       110,000                                     110,000
Net loss............                                                                                  (4,729,000)   (4,729,000)
                      -----------  ----------  ---------  ----------  -------------  --------------  -----------  -------------
Balance at
  December 31,
  1997..............      --       $   --      6,359,000  $20,165,000  $ 1,245,000     $ (191,000)   $(22,328,000)  $(1,109,000)
                      -----------  ----------  ---------  ----------  -------------  --------------  -----------  -------------
                      -----------  ----------  ---------  ----------  -------------  --------------  -----------  -------------

                See accompanying notes to financial statements.

                              MIDISOFT CORPORATION

                            STATEMENT OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..........................................................................  $  (4,729,000) $  (5,716,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................................        657,000      1,002,000
    Amortization of debt discount...................................................        875,000
    Warrants issued for debt........................................................        110,000
    Changes in operating assets and liabilities
      Decrease in accounts receivable, net..........................................        708,000      1,047,000
      Decrease (increase) in inventories............................................        720,000       (448,000)
      Decrease (increase) in prepaids and other.....................................        200,000        (16,000)
      Increase in long-term receivable..............................................       (195,000)
      Increase in trade accounts payable............................................        278,000        262,000
      Decrease in accrued wages and payroll taxes...................................        (86,000)       (74,000)
      Increase (decrease) in other accrued expenses.................................        273,000       (142,000)
      (Decrease) increase in deferred revenue.......................................       (791,000)        14,000
      Increase in warrant obligations...............................................         81,000
                                                                                      -------------  -------------
      Net cash used in operating activities.........................................     (1,899,000)    (4,071,000)
                                                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment...............................................        (20,000)       (86,000)
  Redemption of short-term investments..............................................                     1,540,000
                                                                                      -------------  -------------
      Net cash (used in) provided by investing activities...........................        (20,000)     1,454,000
                                                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock options exercised...........................................................                        83,000
  Issuance of common stock..........................................................        100,000
  Sale of preferred stock...........................................................                     1,100,000
  Proceeds from issuance of long-term debt and warrants, net of debt issue costs....      1,200,000
                                                                                      -------------  -------------
      Net cash provided by financing activities.....................................      1,300,000      1,183,000
                                                                                      -------------  -------------
Net decrease in cash and cash equivalents...........................................       (619,000)    (1,434,000)
Cash and cash equivalents, beginning of year........................................        709,000      2,143,000
                                                                                      -------------  -------------
Cash and cash equivalents, end of year..............................................  $      90,000  $     709,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                        SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during year for interest..................................................  $      58,000  $       1,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   See Note 16 for supplemental information of non-cash financing activities.

                              MIDISOFT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

    Midisoft Corporation (the Company) is a leading provider of innovative applications for the use of sound on the personal computer (PC). The Company was incorporated in Washington in 1986 and introduced its first product, Midisoft Studio, in that year. The Company has focused its product lines to include music learning and creativity and the integration of sound and media in today's PC environment. The Company divides these product lines into two development categories, music products and strategic products. The Company's music products enable users to enjoy, explore, learn, create and share music. The Company pioneered the development of MIDI technology, including the ability of users to instantly view musical notation of sounds played through a piano keyboard, or other MIDI-equipped instrument, linked to a PC. Midisoft's strategic products promote the convergence of sound with other technologies into the personal computer desktop, allow users to enhance their computing experience, and communicate more effectively with and through computers. The Company markets its products on a worldwide basis to (i) original equipment manufacturers (OEMs), which "bundle" one or more of Midisoft's products with their own products, (ii) distributors and resellers, which directly supply the retail distribution channel, and (iii) end users, catalog companies, and businesses.

    GOING CONCERN AND LIQUIDITY

    The Company has incurred substantial operating losses during the past several years. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

    The Company has required substantial working capital to fund its operations. To date, the Company has financed its operations principally through the net proceeds from its initial public offering and other debt and equity transactions. The Company's ability to continue as a going concern is dependent upon numerous factors, including its ability to obtain additional financing, the level of future revenues and its ability to reduce operating expenses. The Company is actively pursuing possible sources of additional working capital. There can be no assurance that the Company will be able to obtain additional financing.

    If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. Such events would materially and adversely affect the value of the Company's equity securities. There can be no assurance that the Company will be able to reduce expenses or successfully complete other steps necessary to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

    Revenue from products licensed to OEMs consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for fixed fee revenue recognition under Statement of Position No. 91-1, SOFTWARE REVENUE RECOGNITION, (SOP 91-1) are satisfied. These criteria include, but are not limited to, delivery of the software master, the Company's lack of other significant obligations to the customer and a determination that collectability of the amount due is probable. Revenues on contracts which do not meet the fixed fee revenue recognition criteria in SOP 91-1 are included in deferred revenue in the accompanying balance sheet and are recognized as revenue on the installment basis as payments are received or until the Company has no significant obligations. Additional

                              MIDISOFT CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment and payment from the OEMs. Revenue from sales to distributors, other resellers and end users, net of a provision for anticipated returns, is recognized when the products are shipped. The allowance for returns is evaluated each quarter taking into consideration, among other things, known return requests from distributors, anticipated return requests based on the distributor's rate of product sale, returns due to product upgrades and historical distributor return patterns. American Institute of Certified Public Accountants' SOP 97-2, SOFTWARE REVENUE RECOGNITION, will be adopted by the Company during fiscal 1998. Revenue would not materially differ from the amounts reported in the accompanying statement of operations as a result of applying the provisions of SOP 97-2.

    WARRANTIES AND RETURNS

    The Company warrants products against defects and has policies permitting the return of products under certain circumstances. The Company's distributor agreements provide for sales returns, stock rotation, cooperative advertising and price protection. Customers are granted price protection for a period of up to 60 days after the Company reduces the price of a product. The Company provides for warranties and returns at the time of product sale.

    ADVERTISING COSTS

    The Company generally provides for cooperative advertising at agreed-upon rates. Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $449,000 and $783,000 for the years ended December 31, 1997 and 1996, respectively.

    RESEARCH AND DEVELOPMENT

    Research and development expenses consist principally of payroll and related expenses for design and development of the Company's products. Research and development costs related to these activities are expensed until technological feasibility has been achieved. Capitalized development costs are stated at the less of cost or net realizable value and are amortized over the product's estimated economic life.

    INCOME TAXES

    The Company provides for income taxes under the principles of Statement of Financial Accounting Standards No. 109, which requires that income taxes be provided for taxes currently due and for the expected future tax effects of the temporary differences between the book and tax bases of assets and liabilities.

    NET LOSS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), EARNINGS PER SHARE. FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Earnings per share for 1996 have been restated to conform to the requirements of FAS 128. The adoption of FAS 128 did not have a material impact on the Company's earnings per share. Net loss per share assuming dilution for the years

                              MIDISOFT CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ended December 31, 1997 and 1996 is equal to net loss per share due to the fact that the effect of common stock equivalents outstanding during the periods is anti-dilutive.

    The following table sets forth the computation of basic net loss per share:

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
Numerator:
  Net loss.........................................  $(4,729,000) $(5,716,000)
  LESS: Preferred stock dividends..................     (41,000)
                                                     ----------  ----------
                                                     $(4,770,000) $(5,716,000)
                                                     ----------  ----------
                                                     ----------  ----------
Denominator:
  Weighted average shares..........................   6,014,000   4,687,000
                                                     ----------  ----------
                                                     ----------  ----------
  Basic net loss per share.........................  $    (0.79) $    (1.22)
                                                     ----------  ----------
                                                     ----------  ----------

    Common stock equivalents, consisting of warrants, stock options and convertible securities, are anti-dilutive, and are detailed in Note 11.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments classified as cash equivalents are stated at the lower of cost or market, which approximates fair value.

    INVENTORIES

    Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company continuously reviews its inventories for obsolete, slow-moving and non-salable items and establishes a reserve for such items.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost less accumulated depreciation and amortization, and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the term of the lease.

    CONCENTRATION OF CREDIT RISK/FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, for which collateral is generally not required. The Company's trade receivables include amounts due from U.S. and foreign customers in the computer software and hardware industry and are derived from sales of products, OEM licensing fees and unit royalties (Note
3). The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to losses by limiting the amount of credit extended whenever deemed necessary.

                              MIDISOFT CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The carrying values of cash and cash equivalents and other assets and liabilities (such as accounts receivable and payable) approximate fair value at December 31, 1997 and 1996.

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

    STOCK COMPENSATION

    In October 1995 the Financial Accounting Standards Board issued FAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (FAS 123), which establishes financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from non-employees.

    The Company has elected to apply the disclosure-only provisions of FAS 123. Accordingly, the Company accounts for stock-based compensation to employees using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's common stock at the date of grant over the exercise price. The Company records the fair value of equity securities issued to nonemployees in accordance with the provisions of FAS 123.

    RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to 1997 presentation.

3. ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

    The Company operates a single business segment. During 1997 and 1996, the Company had revenue from foreign customers of $391,000 and $603,000, respectively. Foreign sales as a percentage of the Company's total revenue in 1997 and 1996 were 13% and 19%, respectively. In 1997 and 1996, separate domestic reseller customers accounted for revenues of $1,835,000 and $2,071,000, respectively, equal to 61% and 67% of the Company's total revenue in the periods. During 1997, one customer accounted for 13% of total revenue.

                              MIDISOFT CORPORATION

3. ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION (CONTINUED)
    Accounts receivable are summarized as follows:

                                                           DECEMBER 31,
                                                       --------------------
                                                         1997       1996
                                                       ---------  ---------
OEMs.................................................  $ 332,000  $1,600,000
Resellers and other..................................    735,000    734,000
                                                       ---------  ---------
                                                       1,067,000  2,334,000
LESS--Allowance for doubtful accounts................   (260,000)  (781,000)
LESS--Allowance for warranty and returns.............   (233,000)  (271,000)
                                                       ---------  ---------
                                                       $ 574,000  $1,282,000
                                                       ---------  ---------
                                                       ---------  ---------

    Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At December 31, 1997 and 1996, OEM accounts receivable amounts not yet due were $16,000 and $173,000, equal to 5% and 11%, respectively, of total OEM receivables. At December 31, 1997 and 1996, reseller accounts receivable amounts not yet due were $425,000 and $154,000 equal to 58% and 21%, respectively, of total reseller receivables.

    The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, Singapore, Korea and Japan. Domestic customers comprised $1,054,000 and $1,540,000 of accounts receivable at December 31, 1997 and 1996, respectively. Foreign customers comprised $13,000 and $794,000 of accounts receivable at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, five and four customers, respectively, accounted for an aggregate balance of $1,002,000 and $1,033,000 of accounts receivable, respectively.

4. INVENTORIES

    Inventories are summarized as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997       1996
                                                         ---------  ---------
Raw materials and work-in-process......................  $ 212,000  $ 760,000
Finished goods.........................................     75,000    287,000
LESS--Allowance for obsolescence.......................    (65,000)  (105,000)
                                                         ---------  ---------
                                                         $ 222,000  $ 942,000
                                                         ---------  ---------
                                                         ---------  ---------

                              MIDISOFT CORPORATION

5. PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows:

                                                           DECEMBER 31,
                                                       --------------------
                                                         1997       1996
                                                       ---------  ---------
Equipment............................................  $ 925,000  $ 917,000
Furniture............................................     93,000     81,000
Leasehold improvements...............................     30,000     30,000
                                                       ---------  ---------
Property and equipment, at cost......................  1,048,000  1,028,000
LESS--Accumulated depreciation.......................   (809,000)  (607,000)
                                                       ---------  ---------
                                                       $ 239,000  $ 421,000
                                                       ---------  ---------
                                                       ---------  ---------

6. OTHER ASSETS

    Other assets are summarized as follows:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997        1996
                                                                         ---------  ----------
Purchased software and technology; net of accumulated amortization of
  $605,000 and $412,000, respectively, in 1997 and 1996................             $  193,000
Purchase contract software technology, net of a accumulated
  amortization of $495,000 and $380,000, respectively, in 1997 and
  1996.................................................................                115,000
Capitalized software development costs, net of accumulated amortization
  of $577,000 and $430,000, respectively, in 1997 and 1996.............                147,000
Debt issuance costs....................................................  $  50,000
                                                                         ---------  ----------
                                                                         $  50,000  $  455,000
                                                                         ---------  ----------
                                                                         ---------  ----------

    PURCHASED SOFTWARE TECHNOLOGY

    The Company purchased software technology from various sources during 1995. The estimated useful lives of the product costs ranged from eighteen months to two years. Amortization expense related to purchased software technology for the years ended December 31, 1997 and 1996 was $193,000 and $235,000, respectively.

    PURCHASED CONTRACT SOFTWARE TECHNOLOGY

    Purchased contract software technology costs represent contract software development costs incurred for work performed by external contract software engineers in developing computer software. Amortization expense related to purchased contract software technology was $115,000 and $249,000 for 1997 and 1996, respectively.

                              MIDISOFT CORPORATION

6. OTHER ASSETS (CONTINUED)
    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    Capitalized software development costs represent software product development and product enhancements consisting of salaries and related benefits, incurred internally in developing computer software after technological feasibility has been established. Amortization expense related to capitalized software development costs was $147,000 and $291,000 for 1997 and 1996, respectively.

7. BANK CREDIT LINE FACILITY

    The Company has a bank line-of-credit facility commitment letter from Imperial Bank. Pursuant to the terms of the agreement, the Company may borrow up to $400,000 at the bank's prime rate plus 1% and up to $120,000 on corporate bank cards. The line of credit is secured by all assets of the Company. The credit facility matures May 18, 1998, contains covenants not to encumber trade accounts receivable and inventories and requires maintenance of certain financial ratios. At December 31, 1997, the Company was in compliance with the loan covenants and no amount was drawn on either credit facility.

8. OTHER ACCRUED EXPENSES

    The following table summarizes the components of the other current liabilities:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Accrued tax liabilities.................................  $ 135,000
Other accrued expenses..................................    256,000  $ 118,000
                                                          ---------  ---------
                                                          $ 391,000  $ 118,000
                                                          ---------  ---------
                                                          ---------  ---------

9. CONVERTIBLE DEBT

    In September 1997, the Company received $250,000 for which it was to issue a 5% convertible note due September 1998 (the Note). The Note and accrued interest were to be convertible into common stock at a conversion price of $0.65 per share, at the option of the holder, at any time after October 30, 1997 through maturity. A debt discount of $135,000 was recorded related to the conversion option based upon the intrinsic value at the close of the debt transaction. The discount was expensed on October 30, 1997. The note agreement has not been executed and the lender has requested changes to certain terms of the agreement. While negotiations continue, the Company expects that the final debt instruments will be a convertible note, bearing interest from 5% to 8% with a conversion price of $0.65 per share maturing in one to two years.

    In both October and November 1997, the Company issued $500,000 of 1% convertible debentures (the Debentures) due October and November 2000, respectively, for a total of $1,000,000. The Debentures are convertible into common stock at a conversion price of $0.60 per share at any time through maturity, unless previously redeemed or repurchased. At any time, the entire amount of the outstanding notes is redeemable at the Company's option at prices ranging from 107% to 125% of the principal amount thereof, depending on the date of redemption, together with accrued interest through the date the redemption price is paid to the holder. The Debentures were issued with detachable warrants that entitle the holders to purchase 833,333 shares of the Company's common stock at a price of $1.50 per share, and

                              MIDISOFT CORPORATION

9. CONVERTIBLE DEBT (CONTINUED)
expire in October and November 2002. A debt discount of $273,000 has been recorded related to the fair value of the warrants. The discount is amortized using the effective interest method over the term of the debt. In addition, a debt discount of $727,000 was recorded related to the intrinsic value of the in-the-money conversion option. This discount was expensed immediately as the Debentures may be converted at any time. Debt issue costs of $50,000 related to the Debenture sale have been capitalized and will be amortized over the life of the debt.

    The Debentures include certain operating and financial covenants. The Company was not in compliance with a covenant which requires the Company to have sufficient authorized and unissued shares of common stock to convert all traunches of the Debentures. The Company has received a waiver of this covenant through December 31, 1998.

10. INCOME TAXES

    There is no provision for income taxes for the years ended December 31, 1997 and 1996 due to the net losses incurred. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carry-forwards.

    The components of deferred income taxes are summarized as follows:

                                                          DECEMBER 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
Deferred income tax assets
  Net operating losses.............................  $7,710,000  $6,152,000
  Accrued liabilities and allowances...............     197,000     403,000
  Capitalized software.............................     121,000     226,000
  Equity instruments...............................      65,000
  Other............................................     236,000     214,000
                                                     ----------  ----------
                                                      8,329,000   6,995,000
Deferred income tax liabilities
  Other............................................     (12,000)     (6,000)
Valuation allowance................................  (8,317,000) (6,989,000)
                                                     ----------  ----------
                                                     $   --      $   --
                                                     ----------  ----------
                                                     ----------  ----------

    At December 31, 1997, the Company had federal net operating losses of approximately $23,403,000 that expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combination of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward. The value of the Company's stock at the time of the ownership change is the primary factor in determining the limit on the Company's ability to utilize its net operating loss carry-forward.

    Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction when recognized will be accounted for as a credit to shareholders' equity.

                              MIDISOFT CORPORATION

11. SHAREHOLDERS' EQUITY

    In 1996, the Company's Board of Directors designated 1,100 shares of preferred stock as Series A convertible preferred stock (the Series A Preferred Stock). All 1,100 shares were issued at a price of $1,000 per share in an off-shore private placement completed in October 1996. The Series A Preferred Stock was convertible at the holder's option into shares of common stock at a price equal to the lesser of 85% of the closing bid as of the date of conversion or 100% of the closing bid price of the common stock as of the date of issuance of the Series A Preferred Stock. Holders of the Series A Preferred Stock were entitled to an 8% cumulative dividend payable in cash or common stock, at the holder's option, at the time of conversion. All 1,100 shares, plus accrued dividends, were converted to common stock over the six-month period from January 16 through July 17, 1997. The principal value of $1,100,000 and the accrued dividends of $41,000 were converted to 747,797 and 28,408 shares of common stock, respectively, at an average price of $1.56 per share.

    At December 31, 1997, the Company has reserved the following shares of common stock conditioned upon approval by the shareholders of an increase in the authorized shares:

Warrants.........................................................  1,969,301
Stock options....................................................    721,506
Convertible debentures...........................................  2,051,282

    WARRANTS

    In connection with the July 26, 1994 and the July 19, 1993 public stock offerings, the Company has agreed to issue the Underwriter Representatives, for nominal consideration, warrants to purchase an aggregate of 38,000 and 100,000 shares of common stock at a price of $12.90 and $4.20, respectively. The warrants expire in 1998.

    In connection with the conversion of the Series A Preferred Stock, the Company issued warrants to purchase an aggregate of 747,797 shares of common stock at a price equal to $8.50 per share. The warrants expire in 1998. Additionally, the Company agreed to issue the Placement Agent warrants to purchase 25,000 shares of common stock at a price of $6.00 per share.

    Additionally, a warrant to purchase 40,171 shares of the Company's common stock at an exercise price of $1.17 was issued to Imperial Bank in connection with the short-term bank borrowings described in Note 7. The warrant expires in September 2002 and carries a right to require the Company to purchase the warrant for $63,000 or the fair value of the warrant, at the holder's option, at any time after December 31, 1997. The warrant is subject to certain anti-dilution provisions. The fair value of the warrant of $81,000 was expensed during 1997.

    In connection with an attempt to arrange a private placement of equity financing, the Company agreed to sell to the agent for nominal consideration, a warrant to purchase 10,000 shares of common stock at a price of $1.25 per share. The warrant expires in 1998. The fair value of the warrant of $10,000 was expensed during 1997.

    In connection with the sale of common stock, the Company issued warrants in August 1997 to purchase 100,000 shares of common stock at a price of $1.25 per share. These are two-year warrants expiring in 1999.

                              MIDISOFT CORPORATION

11. SHAREHOLDERS' EQUITY (CONTINUED)
    In connection with an unsecured loan of $40,000 from an officer, the Company issued a warrant to purchase 75,000 shares of common stock at a price of $.75 per share. The warrant will expire in 2002. Interest expense of $100,000 was recognized based on the fair value of the warrant. The loan was repaid during 1997.

    As described in Note 9, during 1997 the Company issued warrants to purchase 833,333 shares of common stock to the holder of convertible debentures.

    STOCK OPTION PLAN

    The Company has adopted the 1989 Stock Option Plan (the Plan), as amended September 28, 1994, to provide for the granting of both Incentive Stock Options
(ISOs) and Nonqualified Stock Options for employees, directors and consultants of the Company to acquire ownership in the Company and provide them with incentives for their service.

    Under the terms of the Plan, 1,350,000 shares of common stock may be issued. The Plan is currently administered by the Compensation and Option Committee of the Board of Directors which determines the terms and conditions of the options granted under the Plan, including exercise price, number of option shares granted and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with the Company, unvested options terminate and vested options remain exercisable for a period not to exceed three months. The exercise price of all ISOs granted under the Plan must be at least equal to the fair market value of the common stock of the Company on the date of grant. The exercise price of all ISOs granted under the Plan are determined by the Compensation and Option Committee and the term may not exceed ten years.

    At December 31, 1997 and 1996, options for 215,000 and 160,000 shares, respectively, of common stock were exercisable and options for 65,000 and 195,000 shares, respectively, of common stock were available for future grants under the Plan. Activity with respect to the Stock Option Plan is as follows:

                                                                                      WEIGHTED-
                                                                                       AVERAGE
                                                                                      EXERCISE
                                                                           SHARES       PRICE
                                                                         ----------  -----------
Options outstanding, December 31, 1995.................................     582,540   $    2.48

Granted................................................................     401,514        2.89
Exercised..............................................................     (32,984)       2.54
Canceled...............................................................    (249,134)       2.68
                                                                         ----------

Options outstanding, December 31, 1996.................................     701,936        2.64

Granted................................................................     468,000        1.33
Exercised..............................................................    (175,000)       1.09
Canceled...............................................................    (433,014)       2.65
                                                                         ----------

Options outstanding, December 31, 1997.................................     561,922   $    2.02
                                                                         ----------       -----
                                                                         ----------       -----

                              MIDISOFT CORPORATION

11. SHAREHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about fixed-price options outstanding and exercisable at December 31, 1997:

               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
--------------------------------------------------  ------------------------
                          WEIGHTED-
                           AVERAGE      WEIGHTED-                 WEIGHTED-
RANGE OF                  REMAINING      AVERAGE                   AVERAGE
EXERCISE     OPTIONS     CONTRACTUAL    EXERCISE      OPTIONS     EXERCISE
 PRICES    OUTSTANDING      LIFE          PRICE     EXERCISABLE     PRICE
---------  -----------  -------------  -----------  -----------  -----------
0.10-0.88      38,422          4.51          0.37       24,922         0.10
1.06-1.88     186,500          9.51          1.34       10,000         1.69
2.13-2.88     327,000          8.18          2.52      176,513         2.48
3.25-8.19      10,000          8.78          4.71        3,875         4.25
           -----------                              -----------
              561,922                        2.02      215,310         2.20
           -----------                              -----------
           -----------                              -----------

    The Company follows the intrinsic-value method in accounting for its stock options. Under this method, the Company recognized no compensation expense on stock options issued to employees if the exercise price of the option equals or exceeds the fair market value of the Company's common stock on the date of grant. Had compensation cost been recognized based on the fair value at the grant date for options awarded under the Plan, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1997 and 1996 would have been as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------
Net loss as reported............................................  $  (4,729,000) $  (5,716,000)
                                                                  -------------  -------------
                                                                  -------------  -------------
Net loss pro forma..............................................  $  (5,030,000) $  (6,613,000)
                                                                  -------------  -------------
                                                                  -------------  -------------
Loss per share as reported......................................  $       (0.79) $       (1.22)
                                                                  -------------  -------------
                                                                  -------------  -------------
Loss per share pro forma........................................  $       (0.84) $       (1.41)
                                                                  -------------  -------------
                                                                  -------------  -------------

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 4.934% to 6.748%; expected option life of five years; expected volatilities of 84% to 125%; and no expected dividends. The weighted-average fair value of options granted during the years 1997 and 1996 was $0.83 and $2.88, respectively, for options with an exercise price equal to market. The weighted-average fair value of options granted in 1997 at a price above market was $0.87.

12. LICENSE AGREEMENTS

    The Company has license agreements with various developers and producers of computer software which require the Company to pay royalties. During the years ended December 31, 1997 and 1996, total royalty expense was $5,000 and $48,000, respectively.

                              MIDISOFT CORPORATION

13. LEASE COMMITMENTS

    The Company leases office facilities for its operations. The lease contains renewal and expansion provisions, exercisable at the discretion of the Company. The Company's lease includes scheduled increases over the term of the lease. The total payment amount is being recognized as expense on a straight-line basis over the term of the lease. Future minimum lease commitments for all noncancelable operating leases are summarized as follows:

YEAR ENDING DECEMBER 31,
--------------------------------------------------------------------------------------
    1998..............................................................................  $  271,000
    1999..............................................................................     273,000
    2000..............................................................................      68,000
                                                                                        ----------
                                                                                        $  612,000
                                                                                        ----------
                                                                                        ----------

    Rent expense for 1997 and 1996 was $281,000 and $263,000, respectively. The Company received $98,000 and $69,000 from sublease income for the years ended December 31, 1997 and 1996, respectively.

14. CONTINGENCIES

    In 1997, an entity which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregate in excess of $1 million. The Company has denied the allegations and has asserted counterclaims. The arbitration hearing is set for April 22, 1998. The ultimate outcome of this matter cannot be determined at this time; however, the Company intends to defend the matter vigorously.

    The Company is subject to various claims and lawsuits in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

15. NOTES RECEIVABLE FROM STOCKHOLDERS

    The Company has made advances and loans to employees in connection with the purchase of common stock under the Employee Stock Option Plan. Promissory notes totaling $191,000 are held by the Company from the Company's Chief Executive Officer and former Chief Financial Officer. Interest on these loans is set at 8% per annum. The officers have pledged the 175,000 shares of common stock as collateral for these loans. The full unpaid principal and accrued interest amounts are due and payable on August 1, 2000, but can be prepaid at any time. The terms of these notes receivable cause the underlying shares to be considered variable stock options. For variable stock options, compensation cost is measured as the amount by which the quoted market value of the shares exceeds the option price. At December 31, 1997, the quoted market price of the Company's common stock was less than the option price. Accordingly, no compensation expense was recorded.

                              MIDISOFT CORPORATION

16. SUPPLEMENTAL CASH FLOW INFORMATION

    The following items are supplemental information of noncash financing activities:

                                                       YEAR ENDED DECEMBER
                                                               31,
                                                       --------------------
                                                         1997       1996
                                                       ---------  ---------
Common stock issued in settlement of claims..........  $  --      $1,544,000
                                                       ---------  ---------
                                                       ---------  ---------
Warrants issued with convertible debt................  $ 273,000  $  --
                                                       ---------  ---------
                                                       ---------  ---------
Preferred stock converted............................  $1,100,000 $  --
                                                       ---------  ---------
                                                       ---------  ---------
Stock options exercised in exchange for note
  receivable.........................................  $ 191,000  $  --
                                                       ---------  ---------
                                                       ---------  ---------
In the money conversion option on convertible debt...  $ 862,000  $  --
                                                       ---------  ---------
                                                       ---------  ---------

17. EMPLOYEE BENEFIT PLANS

    In June 1996, the Company adopted a qualified profit-sharing plan under the provisions of Internal Revenue Code 401(k). The plan is available to all employees meeting the eligibility requirements. Contributions by the Company are based on a matching formula as defined in the plan. The Company made no contributions to the plan in 1996 or 1997.

18. SUBSEQUENT EVENTS

    In connection with the Debentures as described in Note 9, in January 1998 the Company issued an additional 1% convertible debenture in exchange for proceeds totaling $1,000,000. The debenture is convertible into a total of 1,923,077 shares of common stock and carries detachable warrants to purchase an additional 961,538 shares of common stock at a price of $1.25 per share. The debenture matures in January 2001. A debt discount of $178,000 has been recorded related to the fair value of the warrant, which will be amortized to interest expense over the term of the debt. An additional discount of $722,000 was recorded related to the intrinsic value of the conversion option. The discount related to the conversion option was expensed on the issue date.

    On January 28, 1998, the Company announced that it had signed a letter of intent to acquire Passport Designs, a privately held company in Foster City, California. Passport Designs focuses exclusively on developing interactive music software for creating and printing music. Their two product segments are: productivity, which is aimed at professional and serious amateur musicians and encompasses products for music composition, arrangement, performance and recording; and creativity, which is aimed at a wider range of users with products that provide powerful and intuitive tools for writing, creating and learning music skills. The parties are pursuing conclusion of structuring the proposed acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The resignation of Ernst & Young LLP was disclosed in a Form 8-K filed by the Company on November 3, 1997.

    The appointment of Price Waterhouse LLP was disclosed in a Form 8-K filed by the Company on January 15, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Item 9 is hereby incorporated by reference to the information in the Company's Proxy Statement relating to its 1997 annual meeting of Shareholders prepared in accordance with Section 14(a) of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement").

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS: The following are filed as a part of this report under ITEM 5.

                                                                                            PAGE
                                                                                            -----
Report of Price Waterhouse LLP.........................................................          19

Report of Ernst & Young LLP............................................................          20

Balance Sheet--At December 31, 1997 and 1996...........................................          21

Statement of Operations--For the Years Ended December 31, 1997 and 1996................          22

Statement of Shareholders' Equity (Deficit)--For the Years Ended December 31, 1997 and
  1996.................................................................................          23

Statement of Cash Flows--For the Years Ended December 31, 1997 and 1996................          24

Notes to Financial Statements--For the Years Ended December 31, 1997 and 1996..........          25

    (b)  REPORTS ON 8-K.

       Report filed on November 3, 1997, concerning the withdrawal of Ernst & Young LLP as auditors of the Company

       Report filed on January 15, 1998, concerning engagement of Price Waterhouse LLP as auditors of the Company

    (c)  EXHIBITS.  The following exhibits are filed as part of this report:

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------

     3.1.1(a) Articles of Incorporation of the Company as filed on September 23, 1986 with the Secretary of
               State of the State of Washington.

     3.1.2(b) Articles of Amendment to Articles of Incorporation of the Company as filed on February 22, 1989 with the Secretary of State of the State of Washington.

     3.1.3(b) Articles of Amendment to Articles of Incorporation of the Company as filed on July 13, 1994 with the Secretary of State of the State of Washington.

     3.2.1(b) By-laws of the Company.

     3.2.2(a) Amended and Restated By-laws of the Company.

       4.1(b) Form of specimen certificate for Common Stock of the Company.

       4.2(f) Designation of Rights and Preferences of Series A Convertible Preferred Stock.

       4.3(f) Designation of Rights and Preferences of Series A Convertible Preferred Stock.

       4.5(h) Form of Securities Purchase Agreement dated October 28, 1997

       4.6(h) Form of Registration Rights Agreement dated October 28, 1997

       4.7   Form of Debenture dated October, 28, 1997

    10.1.1(b) Employment Agreement, dated December 31, 1991, as further amended on May 5, 1994, by and between
               Raymond Bily and the Company.

    10.1.2(b) Employment Agreement, dated March 1, 1991, as further amended on May 5, 1994, by and between
               Ronald E. Risdon and the Company.

    10.1.3(b) Employment Agreement, dated May 15, 1991, as further amended on May 5, 1994, by and between Jerry
               W. Schwartz and the Company.

    10.1.4(c) Employment Agreement, dated July 19, 1994, by and between Calvin M. Dyer and the Company.

      10.2(b) Combined Incentive and Nonstatutory Stock Option Plan, adopted February 22, 1989, and as amended
               April 30, 1994 and September 28, 1994, authorizing 1,200,000 shares of Common Stock for issuance pursuant to the combined Plan.

    10.5.1(b) Industrial Lease, dated January 28, 1992, by and between the Teachers Insurance and Annuity
               Association of America, as landlord, and the Company, as tenant.

    10.5.2(c) Industrial Leases, dated July 9, 1994, by and between Teachers Insurance and Annuity Association of America, as landlord, and the Company, as tenant.

    10.5.3(c) Amendment to Industrial Leases, dated February 15, 1994, by and between Teachers and Annuity
               Association of America, as landlord, and the Company, as tenant.

    10.5.4(d) Industrial Lease, dated March 9, 1995, by and between I-90 Lake Place II Limited Partnership, as landlord, and the Company, as tenant.

    10.6.1(b) Software License Agreement, dated June 4, 1994, by and between Music Technology Associates and the
               Company.

    10.6.2(b) Software Rights Purchase Agreement, dated May 5, 1994, by and between Music Technology Associates and the Company.

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------
    10.6.3(c) Software License Agreement, dated August 6, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

    10.6.4(a) Software Purchase Agreement, dated April 15, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

    10.6.5(d) Software Purchase Agreement, dated November 10, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

    10.6.6(d) Software Purchase Agreement, dated December 22, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

    10.7.1(b) Reseller Agreement, dated January 3, 1992, by and between WestPoint Creative Ltd. and the Company.

    10.7.2(b) Reseller Agreement, dated December 31, 1991, by and between CPS Computer Distribution GmbH and the
               Company.

    10.7.3(b) Reseller Agreement, dated February 13, 1992, by and between Walop Electronics B.V. and the
               Company.

    10.8.1(b) Distribution Agreement, dated August 26, 1992, by and between Merisel, Inc. and the Company.

    10.8.2(b) Distribution Agreement, dated July 14, 1992, by and between Ingram Micro Inc. and the Company.

    10.9.1(b) OEM License Agreement, dated August 26, 1992, by and between MPC (Distribution) Ltd. and the
               Company.

    10.9.2(b) OEM License Agreement, dated January 8, 1994, by and between Ad Lib Multimedia Inc. and the
               Company.

    10.9.3(b) OEM License Agreement, dated October 26, 1994 by and between Media Vision Corporation

    10.9.4(b) Form of OEM License Agreement between various OEM licensees and the Company.

    10.9.5(a) OEM License Agreement, dated May 10, 1994, by and between International Business Machines and the
               Company.

    10.9.6(a) OEM License Agreement, dated May 17, 1994, by and between Gateway 2000 and the Company.

    10.9.7(a) OEM License Agreement, dated May 20, 1994, by and between ASCII Corporation and the Company.

    10.9.8(a) OEM License Agreement, dated May 20, 1994, by and between I-O Data Devices and the Company.

    10.9.9(e) OEM License Agreement, dated March 6, 1995, by and between Genoa Systems Corporation and the
               Company.

   10.9.10(e) OEM License Agreement, dated June 2, 1995, by and between Acer America Corporation and the
               Company.

   10.9.11(e) OEM License Agreement, dated June 5, 1995, by and between NEC Technologies, Inc. and the Company.

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------
   10.10.1(b) Founders' Buy-Sell Agreement, dated February 22, 1989, by and among Mark R. McCulley, Raymond Bily and the Company.

   10.10.2(b) Addendum to Founder's Buy-Sell Agreement, dated April 30, 1994, by and among Mark R. McCulley,
               Raymond Bily and the Company.

   10.10.3(b) Shareholder Agreement, dated December 9, 1991, by and among Raymond Bily, Mark R. McCulley and certain shareholders of the Company, on the one hand, and the Company, on the other hand.

   10.10.4(e) Asset Purchase Agreement Among Midisoft Corporation, Knowledge Engineering, Inc. and certain shareholders of Knowledge Engineering, Inc. dated January 18, 1995.

   10.10.5(e) Asset Purchase and Sale Agreement by and among Midisoft Corporation, Ask Me Multimedia, Inc. and
               Michael O'Donnell dated April 14, 1995.

   10.11.1(c) U.S. Bank of Washington and the Company.

   10.11.2(b) Loan and Security Agreement, dated June 1, 1994, by and between Silicon Valley Bank and the
               Company.

   10.12.1(e) Severance letter, dated July 24, 1995.

      16.1   Letter of Price Waterhouse LLP, dated January 9, 1997 concerning change in certifying accountants

      16.2   Letter of Ernst & Young LLP, dated October 31, 1997 concerning change in certifying accountants

      23.1   Consent of Ernst & Young LLP

      23.2   Consent of Price Waterhouse LLP

------------------------

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

(b) Incorporated by reference from the Company's Registration Statement on Form SB-2
    (S.E.C. File No. 33-62468-5).

(c) Incorporated by reference from the Company's Form 10-KSB filed March 30,
    1994
    (S.E.C. File No. 000-22172).

(d) Incorporated by reference from the Company's Form 10-KSB filed April 13,
    1995
    (S.E.C. File No. 000-22172).

(e) Incorporated by reference from the Company's Form 10-KSB/A filed August 4, 1995
    (S.E.C. File No. 000-22172).

(f) Incorporated by reference from the Company's Form 10-KSB filed April 15,
    1997.
    (S.E.C. File No. 000-22172).

(g) Incorporated by reference from the Company's Form 10-KSB/A filed June 20,
    1997
    (S.E.C. File No. 000-22172).

(h) Incorporated by reference from the Company's Form 10-QSB filed November 12, 1997
    (S.E.C. File No. 000-22172).

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MIDISOFT CORPORATION
                                (Registrant)

                                By:               /s/ LARRY FOSTER
                                     -----------------------------------------
                                                   Larry Foster,
                                               CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: April 15, 1998

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

       /s/ LARRY FOSTER         Chairman of the Board,
------------------------------    President and Chief          April 15, 1998
         Larry Foster             Executive Officer

                                Vice President, Finance and
      /s/ GARY M. CULLY           and Chief Financial
------------------------------    Officer (Principal           April 15, 1998
        Gary M. Cully             Accounting Officer)

        /s/ JOHN BAUER
------------------------------  Director                       April 15, 1998
          John Bauer

       /s/ MARSHA MURRY
------------------------------  Director                       April 15, 1998
         Marsha Murry

     /s/ A. PETER PARSONS
------------------------------  Director                       April 15, 1998
       A. Peter Parsons

      /s/ J. LARRY SMART
------------------------------  Director                       April 15, 1998
        J. Larry Smart