Form 10KSB40/A
period 1997-12-31
MIDISOFT CORPORATION
filed 1998-04-17
CIK 882692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549
                            ------------------------

                                 FORM 10-KSB/A1

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    (c)  EXHIBITS.  The following exhibits are filed as part of this report:

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------

     3.1.1(a) Articles of Incorporation of the Company as filed on September 23, 1986 with the Secretary of
               State of the State of Washington.

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------
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

       4.7(k) Form of Debenture dated October, 28, 1997

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

    10.6.1(b) Software License Agreement, dated June 4, 1994, by and between Music Technology Associates and the
               Company.

    10.6.2(b) Software Rights Purchase Agreement, dated May 5, 1994, by and between Music Technology Associates and the Company.

    10.6.3(c) Software License Agreement, dated August 6, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

    10.6.4(a) Software Purchase Agreement, dated April 15, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------
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

   10.9.10(e) OEM License Agreement, dated June 2, 1995, by and between Acer America Corporation and the
               Company.

   10.9.11(e) OEM License Agreement, dated June 5, 1995, by and between NEC Technologies, Inc. and the Company.

   10.10.1(b) Founders' Buy-Sell Agreement, dated February 22, 1989, by and among Mark R. McCulley, Raymond Bily and the Company.

   10.10.2(b) Addendum to Founder's Buy-Sell Agreement, dated April 30, 1994, by and among Mark R. McCulley,
               Raymond Bily and the Company.

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------
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

   10.10.5(e) Asset Purchase and Sale Agreement by and among Midisoft Corporation, Ask Me Multimedia, Inc. and
               Michael O'Donnell dated April 14, 1995.

   10.11.1(c) U.S. Bank of Washington and the Company.

   10.11.2(b) Loan and Security Agreement, dated June 1, 1994, by and between Silicon Valley Bank and the
               Company.

   10.12.1(e) Severance letter, dated July 24, 1995.

      16.1(i) Letter of Price Waterhouse LLP, dated January 9, 1997 concerning change in certifying accountants

      16.2(j) Letter of Ernst & Young LLP, dated October 31, 1997 concerning change in certifying accountants

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

(e) Incorporated by reference from the Company's Form 10-KSB/A filed August 4, 1995
    (S.E.C. File No. 000-22172).

(f) Incorporated by reference from the Company's Form 10-KSB filed April 15,
    1997.
    (S.E.C. File No. 000-22172).

(g) Incorporated by reference from the Company's Form 10-KSB/A filed June 20,
    1997
    (S.E.C. File No. 000-22172).

(h) Incorporated by reference from the Company's Form 10-QSB filed November 12, 1997
    (S.E.C. File No. 000-22172).

(i) Incorporated by reference from the Company's Form 8-K filed January 9, 1997 (S.E.C. File No. 000-22172).

(j) Incorporated by reference from the Company's Form 8-K filed November 3, 1997 (S.E.C. File No. 000-22172).

(k) Incorporated by reference from the Company's Form 10-KSB filed April 15,
    1998
    (S.E.C. File No. 000-22172).

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

Date: April 17, 1998

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

       /s/ LARRY FOSTER         Chairman of the Board,
------------------------------    President and Chief          April 17, 1998
         Larry Foster             Executive Officer

                                Vice President, Finance and
      /s/ GARY M. CULLY           and Chief Financial
------------------------------    Officer (Principal           April 17, 1998
        Gary M. Cully             Accounting Officer)

        /s/ JOHN BAUER
------------------------------  Director                       April 17, 1998
          John Bauer

       /s/ MARSHA MURRY
------------------------------  Director                       April 17, 1998
         Marsha Murry

     /s/ A. PETER PARSONS
------------------------------  Director                       April 17, 1998
       A. Peter Parsons

      /s/ J. LARRY SMART
------------------------------  Director                       April 17, 1998
        J. Larry Smart