Form 10KSB40/A
period 1997-12-31
MIDISOFT CORPORATION
filed 1998-04-30
CIK 882692

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------


                                 FORM 10-KSB/A2


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

                      DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MIDISOFT CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                -----
                                                         PART I
Item 1. Business...........................................................................................           3

Item 2. Description of Property............................................................................          11

Item 3. Legal Proceedings..................................................................................          11

Item 4. Submission of Matters to a Vote of Security Holders................................................          11

                                                        PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters..............................          12

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations..............          12

Item 7. Financial Statements and Supplementary Data........................................................          17

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............          36

                                                        PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
        Exchange Act.......................................................................................          36

Item 10. Executive Compensation............................................................................          37

Item 11. Security Ownership of Certain Beneficial Owners and Management....................................          39

Item 12. Certain Relationships and Related Transactions....................................................          40

Item 13. Exhibits and Reports on Form 8-K..................................................................          40

SIGNATURES.................................................................................................          42

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

ITEM 2.  DESCRIPTION OF PROPERTY


    The Company's principal offices are located in approximately 17,000 square feet of office space in Issaquah, Washington which the Company leases pursuant to a lease expiring in April 2002. The Company currently pays $22,700 per month under its lease agreement. The Company subleases approximately 5,700 square feet to short-term tenants for periods of 12 to 18 months. The Company currently receives $9,000 per month under sublease agreements. The Company considers its leased properties to be in good condition, well maintained, and generally suitable and adequate for its present and foreseeable future needs.


ITEM 3.  LEGAL PROCEEDINGS


    In 1997, an entity which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregate in excess of $1 million. The Company has denied the allegations and has asserted counterclaims. The arbitration hearing was set for April 22, 1998, but has been postponed until the week of July 6, 1998. The ultimate outcome of this matter cannot be determined at this time; however, the Company intends to defend the matter vigorously.


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


    At December 31, 1997, the Company had Federal net operating loss carryovers of approximately $22.7 million, which expire beginning 2008. In certain circumstances, as specified in Section 382 of the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carryforwards. An investor who owns $2,000,000 in principal amount of convertible debentures and associated warrants outstanding, has the right to purchase an additional $1,000,000 of convertible debentures in June, 1998 and an additional $1,000,000 of convertible debentures in June, 1999. If the debenture holder were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company could result.


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

    Gross profit for 1997 was $1.3 million, an increase of $0.2 million, compared to $1.1 million for the prior year. As a percentage of revenues, gross profit increased to 45% in 1997 from 37% in 1996. The increased gross profit percentage is primarily a result of the decline in amortization expense for previously capitalized software development costs. These costs have now been fully amortized and will have no impact on future earnings. Costs of royalties also fell as the Company has concentrated on internal development of sound and music software. The retail channel and inside sales channel consist of boxed product. OEM costs of sales generally consist of one master CD from which OEMs duplicate the Company's software. Accordingly, gross profit is higher on OEM sales compared to sales into other channels.



    Research and development expenses for 1997 were $988,000, an increase of $46,000 compared to $942,000 for 1996. As a percentage of revenues, research and development expenses increased to 33% in 1997 from 30% in 1996. This increase reflects the Company's commitment to the internal development of industry leading software for the production and management of sound and music.


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

TRADE DEBT AND OTHER MATTERS


    As of December 31, 1997, the Company had $226,000 of accounts payable that were current, $100,000 extended to between 31 and 60 days and $643,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cash flow and from a decision by the Company to manage closely both its cash resources and accounts payable. The Company has entered into plans with many of these vendors to extend payments beyond due dates in the original purchase orders. While the Company believes that the payment plans will continue to be accepted, there is no certainty that the Company will be able to continue to meet the extended payment terms. Some vendors have refused to make any further sales to the Company and others have required the Company to pay cash on delivery. The Company has not yet failed to meet a delivery commitment due to supply problems from its vendors.


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

SUBSEQUENT EVENTS


    On January 28, 1998 the Company announced that it had signed a letter of intent to acquire Passport Designs, Inc., a privately-held company in Foster City, California. Subsequently, the parties discontinued negotiations and the Company ceased activity related to acquisition of Passport Designs, Inc. The Company may explore other opportunities to acquire the technology.

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

Seattle, Washington

April 10, 1998

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Midisoft Corporation


    We have audited the accompanying balance sheet of Midisoft Corporation as of December 31, 1996 and the related statements of operation, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


March 13, 1997

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

                              MIDISOFT CORPORATION

3. ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION (CONTINUED)
    Accounts receivable are summarized as follows:


                                                           DECEMBER 31,
                                                       --------------------
                                                         1997       1996
                                                       ---------  ---------
OEMs.................................................  $ 137,000  $1,600,000
Resellers and other..................................    930,000    734,000
                                                       ---------  ---------
                                                       1,067,000  2,334,000
LESS--Allowance for doubtful accounts................   (260,000)  (781,000)
LESS--Allowance for warranty and returns.............   (233,000)  (271,000)
                                                       ---------  ---------
                                                       $ 574,000  $1,282,000
                                                       ---------  ---------
                                                       ---------  ---------



    Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At December 31, 1997 and 1996, OEM accounts receivable amounts not yet due were $16,000 and $173,000, equal to 12% and 11%, respectively, of total OEM receivables. At December 31, 1997 and 1996, reseller accounts receivable amounts not yet due were $425,000 and $154,000 equal to 46% and 21%, respectively, of total reseller receivables.



    The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, Singapore, Korea and Japan. Domestic customers comprised $1,054,000 and $1,540,000 of accounts receivable at December 31, 1997 and 1996, respectively. Foreign customers comprised $13,000 and $794,000 of accounts receivable at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, four customers accounted for an aggregate balance of $807,000 and $1,033,000 of accounts receivable, respectively.


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


    At December 31, 1997, the Company had federal net operating losses of approximately $22,676,000 that expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combination of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward. The value of the Company's stock at the time of the ownership change is the primary factor in determining the limit on the Company's ability to utilize its net operating loss carry-forward.


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


    At December 31, 1997 and 1996, options for 215,000 and 160,000 shares, respectively, of common stock were exercisable and options for 160,000 and 195,000 shares, respectively, of common stock were available for future grants under the Plan. Activity with respect to the Stock Option Plan is as follows:


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

18. SUBSEQUENT EVENTS


    In connection with the Debentures as described in Note 9, in January 1998 the Company issued an additional 1% convertible debenture in exchange for proceeds totaling $1,000,000. The debenture is convertible into a total of 1,923,077 shares of common stock and carries detachable warrants to purchase an additional 961,538 shares of common stock at a price of $1.25 per share. The debenture matures in January 2001. A debt discount of $278,000 has been recorded related to the fair value of the warrant, which will be amortized to interest expense over the term of the debt. An additional discount of $722,000 was recorded related to the intrinsic value of the conversion option. The discount related to the conversion option was expensed on the issue date.



    On January 28, 1998 the Company announced that it had signed a letter of intent to acquire Passport Designs, Inc., a privately-held company in Foster City, California. Subsequently, the parties discontinued negotiations and the Company ceased activity related to acquisition of Passport Designs, Inc. The Company may explore other opportunities to acquire the technology.

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

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



THE DIRECTORS.

INFORMATION ABOUT THE NOMINEES FOR TERMS EXPIRING 2001

        LARRY FOSTER (age 53), has been a Director of the Company since May 1995. He has served as the Company's President and Chief Operating Officer since September 1995 and as the Company's Chief Executive Officer and
Chairman of the Board since March 1996.   From November 1992 until July,
1995, Mr. Foster served as President and Chief Executive Office of Remote Input Solutions, Inc. Prior to that, Mr. Foster was the founder and Chief Executive Officer of genSoft Corporation. From February 1985 to August 1990, he was Senior Vice President of Merchandising for Egghead Software.

        MARSHA MURRY, (age 50), has been a Director of the Company since July 1993. Ms. Murry is the principal of Accelerated Edge, a privately held consulting firm which she founded in January, 1981. From May 1992 to August 1994, she was Strategic Product Manager for Autodesk, Inc. Ms. Murry served as Vice President of Marketing and Business Development of the Company from February 1988 to August 1990 and as its Secretary from February 1989 to July 1991. From August 1990 to October 1991, she was a Product Manager for Teltone Corporation and between April 1985 and March 1987 a Resource Manager for ESCA Corporation.

INFORMATION ABOUT DIRECTORS WHOSE TERMS OF OFFICE CONTINUE AFTER THE ANNUAL MEETING

TERMS EXPIRE 1999:

        A. PETER PARSONS, (age 52), has been a Director of the Company since January, 1996. Mr. Parsons is a partner with the law firm Davis Wright Tremaine LLP and is Chairman of their Technology Section. Mr. Parsons has practiced law since 1973 and has been a partner with Davis Wright Tremaine since January, 1988.

        J. LARRY SMART, (age 50), has been a director since December, 1997. Mr. Smart has served as President and Chief Executive Officer of Visioneer, Inc. since April, 1997. Mr. Smart served as Chairman, President and Chief Executive Officer of Micropolis/StreamLogic

Corporation from July, 1995 to March, 1997. Mr. Smart served as President and Chief Executive Officer of Maxtor Corporation from April, 1994 through March, 1995. He also served as Chairman, President and Chief Executive Officer of Savior Technologies and Southwall Technologies, Inc. Mr. Smart is currently a Director of Savior Technology and International Manufacturing Services.

TERM EXPIRES 2000:

         JOHN BAUER (age 58), has been a Director of the Company since March, 1997. Mr. Bauer has been Executive Vice President and Chief Financial Officer of Nintendo of America Inc. since May. 1994 From 1979 to 1994 he served as Managing Partner of the Seattle office and Northwest region of Coopers & Lybrand. Mr. Bauer is President of the Chief Seattle Council of the Boy Scouts of America, and previously served as Chairman of the Board of Trustees of Saint Edward's University in Austin, Texas. He is also a member of the Board of Directors of Odyssey, a contemporary maritime museum, and the Accounting Development Fund at the University of Washington.

EXECUTIVE OFFICERS

The executive officers of the Company, and their ages as of April, 1998, are as follows:


NAME               AGE        POSITION

Larry Foster       53         President, Chief Executive Officer and Chairman
                              of the Board of Directors

Gary Cully         47         Vice President, Finance and Chief Financial
                              Officer



       For information regarding Mr. Foster see "--Information About Directors --."

       Gary Cully (age 47), Vice President, Finance and Chief Financial Officer joined the Company in January, 1998. From 1996 to 1998, Mr. Cully worked as a consultant to Mentor Graphics, a major developer of design automation software, in M&A integration and information technology. Mr. Cully was Chief Financial Officer of Prism Group, Inc. from 1994 to 1996. After Mr. Cully's departure, certain subsidiaries of Prism filed for protection under Chapter 7 of the bankruptcy code and Prism Group, Inc. ceased all operations. Mr. Cully was also Chief Financial Officer of Omega Environmental, where his responsibilities included financial controls, M&A evaluation and establishing operations in Latin America. He was Corporate Controller of North American Energy Services from 1989 to 1991 and Division Controller with Fletcher International from 1991 to 1993. He was employed by Tektronix, Inc. where he held financial management positions in international operations, information systems development and manufacturing operations from 1975 to 1988.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

        The following table sets forth certain information with respect to compensation paid by the Company for the fiscal year ended December 31, 1997 and for the prior two fiscal years to Larry Foster, the Company's Chief Executive Officer. No other executive officer received cash compensation in excess of $100,000 for services performed during the fiscal year ended December 31, 1997.


                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                              ANNUAL COMPENSATION                                 SECURITIES
NAME & PRINCIPAL                                             OTHER ANNUAL          UNDERLYING           ALL OTHER
    POSITION             YEAR    SALARY($)      BONUS($)     COMPENSATION($)        OPTIONS(#)        COMPENSATION($)


Larry Foster,             1997    $120,000       --               --               150,000                  --
  President, Chief        1996    $117,692       --               --                75,000                  --
  Executive Officer &     1995     $26,126       --               --               125,000                  --
  Chairman (1)



(1) Mr. Foster has been a Board member since May, 1995 and an employee as of September, 1995 in the position of President and Chief Operating Officer. Effective March 1996, Mr. Foster was appointed as Chief Executive Officer and Chairman.

GRANTS OF STOCK OPTIONS

        The following table sets forth certain information regarding stock options granted during the fiscal year ended December 31, 1997 to Mr. Foster.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                 INDIVIDUAL GRANTS
                        NUMBER OF SECURITIES                PERCENT OF TOTAL OPTIONS
                         UNDERLYING OPTIONS                  GRANTED TO EMPLOYEES IN
                              GRANTED (#)                         FISCAL YEAR              EXERCISE PRICE($/SH)    EXPIRATION DATE

Larry Foster                 100,000                                  21.3%                        $1.09375          05/16/07
                              50,000                                  10.7%                        $1.09375          05/19/07



EXERCISES OF STOCK OPTIONS AND YEAR-END VALUES

       The following table sets forth certain information regarding stock options exercised during the fiscal year ended December 31, 1997 and options held as of December 31, 1997 by Mr. Foster.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES


                                                            NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                                UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                                                   DECEMBER 31, 1997                  DECEMBER 31, 1997

                       SHARES
                     ACQUIRED ON           VALUE
NAME                 EXERCISE (#)         REALIZED ($)      EXERCISABLE      UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE

Larry Foster          100,000              $78,125 (1)        81,250            168,750                --               --


(1) Based on the closing bid price of the Common Stock on the date of exercise minus the exercise price.

COMPENSATION OF DIRECTORS

          No employee of the Company receives any additional compensation for his services as a director. Non-management directors receive a fee of $500 per meeting attended in person, $250 for participating by telephone and $250 for attending committee meetings. In December, 1997 the Board of Directors authorized a payment of a quarterly retainer of $1,500 to each independent director in addition to fees described above. The By-Laws provide for payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors. Upon being appointed or elected to the Board of Directors, a non-employee director receives a one-time stock option grant to purchase 10,000 shares of Common Stock at an exercise price which is equal to the market price of the Common Stock as of the date of grant. At the end of each year of service on the Board, non-employee directors receive an additional option to purchase 30,000 shares of Common Stock at an exercise price which is equal to the market price of the Common Stock as of the date of grant. All options are nonqualified stock options granted under the Company's 1989 Stock Option Plan. A grant of 10,000 shares was awarded to Mr. Smart on December 16, 1997 upon his appointment to the Board. Messrs. Bauer and Parsons and Ms. Murry each received grants of 30,000 shares on January 2, 1998 for compensation for services during 1997.

        For their service in 1997, Messrs. Bauer, Parsons, Stephen Sedmak, a former director, and Smart received $1,500, $1,500, $1,500 and $500 respectively and Ms. Murry received $2,250 in compensation for Board meetings and committee meetings attended.

        In addition, Accelerated Edge, a firm in which Ms. Murry is a principal, and Davis Wright Tremaine, a firm in which Mr. Parsons is a partner, provided services to the Company totaling $1,371.27 and $15,907.02 respectively in 1997.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information concerning beneficial ownership of the Common Stock by (i) persons known by the Company to beneficially own 5% or more of the outstanding Common Stock as of March 2, 1998, (ii) each Director, (iii) each Executive Officer, and (iv) all Executive Officers and Directors of the Company as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.



                                                 SHARES
                                               BENEFICIALLY                PERCENT OF
NAME AND ADDRESS                                  OWNED                       CLASS


    Larry Foster (1)                                 181,250                       2.8%
    Gary Cully                                          0                           *
    John Bauer(2)                                     40,000                        *
    Marsha Murry(3)                                  102,161                       1.6%
    A. Peter Parsons (4)                              65,200                       1.0%
    J. Larry Smart (5)                                10,000                         *

    B. P. Software, Ltd. (6)
        15851 Dallas Parkway, St. 1120
        Dallas, Texas  75248                       5,384,615                      46.1%

    Dimensional Fund Advisors, Inc.
        1299 Ocean Avenue, 11th Floor
        Santa Monica, CA  90401                      334,400                       5.3%

    All directors and executive officers
        as a group (six persons)(7)                  398,611                       6.3%



*       Less than 1%.

___________________________

(1) Includes 81,250 shares issuable upon exercise of options that are exercisable within 60 days.

(2) Consists of shares issuable upon exercise of options that are exercisable within 60 days.

(3) Includes 63,875 shares issuable upon exercise of options that are exercisable within 60 days.

(4) Includes 50,000 shares issuable upon exercise of options that are exercisable within 60 days.

(5) Consists of shares issuable upon exercise of options that are exercisable within 60 days

(6) Consists of 3,589,744 shares issuable upon conversion of debentures that are convertible within 60 days and 1,794,871 shares issuable upon exercise of warrants that are exercisable within 60 days.

(7) Includes 245,125 shares issuable upon exercise of options that are exercisable within 60 days.

BP Software, Ltd. has the right to purchase an additional $1,000,000 of convertible debentures in June of 1998 and again in June, 1999. If BP Software, Ltd. were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company could result.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Accelerated Edge, a firm in which director, Ms. Murry is a principal, and Davis Wright Tremaine, a firm in which director, Mr. Parsons is a partner, provided services to the Company totaling $1,371.27 and $15,907.02 respectively in 1997.



ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) FINANCIAL STATEMENTS: The following are filed as a part of this report under ITEM 5.



          Page


            Report of Price Waterhouse LLP...................................  17

            Report of Ernst & Young LLP......................................  18

            Balance Sheet - At December 31, 1997 and 1996....................  19

            Statement of Operations - For the Years Ended December 31, 1997
            and 1996.........................................................  20

            Statement of Shareholders' Equity (Deficit) - For the Years Ended
            December 31, 1997 and 1996.......................................  21

            Statement of Cash Flows - For the Years Ended December 31, 1997
            and 1996.........................................................  22

            Notes to Financial Statements - For the Years Ended December
            31, 1997 and 1996................................................  23



      (b)  REPORTS ON 8-K.

           Report filed on November 3, 1997, concerning the withdrawal of Ernst & Young LLP as auditors of the Company

           Report filed on January 15, 1998, concerning engagement of Price Waterhouse LLP as auditors of the Company

      (c)  EXHIBITS. The following exhibits are filed as part of this report:



EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------

     3.1.1 a  Articles of Incorporation of the Company as filed on September 23, 1986 with the Secretary of State of the State of Washington.

     3.1.2 b  Articles of Amendment to Articles of Incorporation of the Company as filed on February 22, 1989 with the Secretary of State of the State of Washington.

     3.1.3 b  Articles of Amendment to Articles of Incorporation of the Company as filed on July 13, 1994 with the Secretary of State of the State of Washington.

     3.2.1(b) By-laws of the Company.

     3.2.2(a) Amended and Restated By-laws of the Company.

       4.1(b) Form of specimen certificate for Common Stock of the Company.

       4.2(f) Designation of Rights and Preferences of Series A Convertible Preferred Stock.

       4.3(f) Designation of Rights and Preferences of Series A Convertible Preferred Stock.

       4.5(h) Form of Securities Purchase Agreement dated October 28, 1997


EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------

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

Date: April 30, 1998

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

       /s/ LARRY FOSTER         Chairman of the Board,
------------------------------    President and Chief          April 30, 1998
         Larry Foster             Executive Officer

                                Vice President, Finance and
      /s/ GARY M. CULLY           and Chief Financial
------------------------------    Officer (Principal           April 30, 1998
        Gary M. Cully             Accounting Officer)

        /s/ JOHN BAUER
------------------------------  Director                       April 30, 1998
          John Bauer

       /s/ MARSHA MURRY
------------------------------  Director                       April 30, 1998
         Marsha Murry

     /s/ A. PETER PARSONS
------------------------------  Director                       April 30, 1998
       A. Peter Parsons

      /s/ J. LARRY SMART
------------------------------  Director                       April 30, 1998
        J. Larry Smart