Form 10QSB
period 1998-03-31
MIDISOFT CORPORATION
filed 1998-05-15
CIK 882692

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                      or

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

               Common stock, no par value; shares outstanding;
                         6,298,005 as of May 11, 1998
--------------------------------------------------------------------------------

                             MIDISOFT CORPORATION
                             INDEX TO FORM 10-QSB


              PAGE

                                    PART I

                            FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 3

         a)   Balance Sheets - March 31, 1998 and December 31, 1997

         b) Statements of Operations - For the Three Months Ended March 31, 1998 and 1997

         c) Statements of Cash Flows - For the Three Months Ended March 31, 1998 and 1997

         d) Notes to Financial Statements - For the Three Months Ended March 31, 1998 and 1997

Item 2.  Management's Discussion and Analysis of Financial Condition or
         Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . . . 7


                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .11

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .11

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .11

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .11


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 1.  FINANCIAL STATEMENTS


                             MIDISOFT CORPORATION
                                BALANCE SHEETS


                                    ASSETS                           (Unaudited)         (Audited)
                                                                    At March 31,      At December 31,
                                                                         1998              1997
                                                                    ------------      ---------------
Current assets:
         Cash and cash equivalents                                  $    394,000        $     90,000
         Accounts receivable - net of allowances of
            $354,000 in 1998 and $493,000 in 1997                        406,000             574,000
         Inventories                                                     239,000             222,000
         Prepaid expenses and other receivable                           183,000              82,000
                                                                    ------------        ------------
            Total current assets                                       1,222,000             968,000
Long-term receivable                                                     195,000             195,000
Property & equipment, net of depreciation                                200,000             239,000
Other assets                                                             100,000              50,000
                                                                    ------------        ------------
            Total assets                                            $  1,717,000        $  1,452,000
                                                                    ------------        ------------
                                                                    ------------        ------------

                      LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable                                     $    964,000        $    969,000
         Current portion of long-term debt                               250,000             250,000
         Accrued wages & payroll taxes                                   108,000             100,000
         Other accrued expenses                                          305,000             329,000
         Deferred revenue                                                 31,000              30,000
                                                                    ------------        ------------
            Total current liabilities                                  1,658,000           1,678,000
Long-term debt, net of discount                                        1,550,000             802,000
Warrant obligations                                                       81,000              81,000
                                                                    ------------        ------------
            Total liabilities                                       $  3,289,000        $  2,561,000
                                                                    ------------        ------------
                                                                    ------------        ------------

Shareholders' (deficit) equity
         Common stock, no par value; 10,000,000 shares authorized,
            6,451,000 issued and outstanding in 1998 and
            6,359,000 issued and outstanding in 1997                  20,165,000          20,165,000
         Additional paid-in capital                                    2,245,000           1,245,000
         Notes receivable from shareholders                             (191,000)           (191,000)
         Retained deficit                                            (23,791,000)        (22,328,000)
                                                                    ------------        ------------
            Total shareholders' (deficit) equity                      (1,572,000)         (1,109,000)
                                                                    ------------        ------------
            Total liabilities and shareholders' equity              $  1,717,000        $  1,452,000
                                                                    ------------        ------------
                                                                    ------------        ------------



               See accompanying notes to financial statements.

                             MIDISOFT CORPORATION
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                               Quarter Ended
                                                                                 March 31,
                                                                    --------------------------------
                                                                         1998                1997
                                                                    ------------         -----------
Revenues                                                             $   365,000          $  537,000
Cost of revenues                                                         140,000             327,000
                                                                     -----------          ----------
Gross profit                                                             225,000             210,000

Operating expenses:

         Sales and marketing                                             310,000             539,000
         General and administrative                                      377,000             370,000
         Research and development                                        225,000             265,000
                                                                     -----------          ----------
            Total operating expenses                                     912,000           1,174,000

Operating loss                                                          (687,000)           (964,000)
Interest (expense)                                                      (765,000)            (14,000)
Other (expense) income                                                   (11,000)              6,000
                                                                     -----------          ----------
Net loss                                                             $(1,463,000)         $ (972,000)
                                                                     -----------          ----------
                                                                     -----------          ----------

Net loss per share (basic)                                           $     (0.23)         $    (0.18)
                                                                     -----------          ----------
                                                                     -----------          ----------

Net loss per share (diluted)*                                        $     (0.23)         $    (0.18)
                                                                     -----------          ----------
                                                                     -----------          ----------
* Common stock equivalents not included, as it would be anti-diluitve

Weighted average shares outstanding                                    6,298,005           5,535,000
                                                                     -----------          ----------
                                                                     -----------          ----------



                See accompanying notes to financial statements.

                             MIDISOFT CORPORATION
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                             Quarter Ended
                                                                               March 31,
                                                                    --------------------------------
                                                                         1998                1997
CASH FLOWS FROM OPERATIONS:

         Net loss                                                   $ (1,463,000)       $   (972,000)
                                                                    ------------        ------------
         Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Depreciation & amortization                                   53,000             207,000
            Non-cash interest expense to APIC                            722,000                   -
            Interest paid through Common Stock                                 -              15,000
            (INCREASE) DECREASE IN ASSETS:
              Accounts receivable, net                                   168,000             668,000
              Inventories                                                (17,000)             56,000
              Prepaid expenses & other assets                           (159,000)           (120,000)
            INCREASE (DECREASE) IN LIABILITIES:
              Trade accounts payable                                      (6,000)           (167,000)
              Accrued wages & payroll taxes                                8,000             (24,000)
              Other accrued expenses                                     (86,000)             70,000
              Deferred revenue                                             1,000            (379,000)
                                                                    ------------        ------------
                    Total adjustments                                    684,000             326,000
                                                                    ------------        ------------
                    Net cash (used) for operations                      (779,000)           (646,000)
                                                                    ------------        ------------
CASH FROM/(USED FOR) INVESTMENTS:
         Additions to plant & equipment                                   (5,000)                  -
                                                                    ------------        ------------
                    Net cash from/(used for) investments                  (5,000)                  -
                                                                    ------------        ------------
CASH FLOWS FROM FINANCING:
         Proceeds from issuance of long-term debt and warrants,
         net of debt issue costs                                       1,088,000                   -
                                                                    ------------        ------------
                    Net cash provided by financing                     1,088,000                   -
                                                                    ------------        ------------

Net change in cash and cash equivalents                                  304,000            (646,000)
Cash and cash equivalents, beginning of year                              90,000             709,000
                                                                    ------------        ------------
Cash and cash equivalents, end of period                            $    394,000        $     63,000
                                                                    ------------        ------------
                                                                    ------------        ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
         Common Stock issued in payment of interest                 $          -        $     15,000



                See accompanying notes to financial statements.

                             MIDISOFT CORPORATION

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

INTERIM FINANCIAL INFORMATION

     The condensed financial statements included herein have been prepared by Midisoft Corporation (the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission.Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the results for the interim periods presented. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's 1997 audited financial statements included in its Annual Report on Form 10-KSB/A2 filed April 30, 1998.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

     Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:

                                                      March 31,     December 31,
                                                        1998            1997
                                                        ----            ----
         OEM                                        $  139,000      $  137,000
         Resellers and other                           621,000         930,000
                                                    ----------      ----------
           Subtotal                                    760,000       1,067,000
         Less:  Allowance for doubtful accounts       (191,000)       (260,000)
                Allowance for sales returns           (163,000)       (233,000)
                                                    ----------      ----------
         Total accounts receivable                  $  406,000      $  574,000
                                                    ----------      ----------
                                                    ----------      ----------

     Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At March 31, 1998, OEM accounts receivable amounts not yet due were $2,000, equal to 1% of total OEM receivables compared to $16,000, equal to 12% at December 31, 1997. Reseller payment terms typically are standardized and similar to those given software distributors. At March 31, 1998, reseller accounts receivable amounts not yet due were $205,000, equal to 33% of total reseller receivables compared to $425,000, equal to 46% at December 31, 1997.

     The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, Singapore, Korea and Japan. Domestic customers comprised $626,000 of accounts receivable at March 31, 1998, compared to $1,054,000 at December 31, 1997. Foreign customers comprised $134,000 of accounts receivable at March 31, 1998 compared to $13,000 at December 31, 1997.

INCOME TAXES

     No income taxes are payable at March 31, 1998, the result of the Company's year-to-date loss and the result of Federal net operating losses through December 31, 1997 of approximately $22.7 million that will reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a

50% or more ownership change by certain combination of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward. An investor who owns $2,000,000 in principal amount of convertible debentures and associated warrants outstanding, has the right to purchase an additional $1,000,000 of convertible debentures in June, 1998 and an additional $1,000,000 of convertible debentures in June, 1999. If the debenture holder were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company could result.

INVENTORIES

Inventories are summarized as follows:

                                            March 31,     December 31,
                                              1998            1997
                                              ----            ----
Raw materials                               $136,000        $212,000
Finished goods                               145,000          75,000
Less:  Allowance for obsolescence            (42,000)        (65,000)
                                            --------        --------
      Total inventory                       $239,000        $222,000
                                            --------        --------
                                            --------        --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

GENERAL

     Midisoft is a provider of innovative applications and utilities for the control and use of sound on personal computers. The Company was founded in 1986 and has developed award-winning audio software products since that time. Over the past 12 years the total available market for these types of products has expanded dramatically from a very small segment of PCs used mainly by computer hobbyists into virtually each computer that ships from every system manufacturer. Sound on the PC has changed from a differentiating feature into a standard component on all hardware platforms and product lines. The emergence of the Internet has amplified this expansion and created the backbone with which sounds, voice messages and music can now be sent globally to enhance communication world-wide. The Company markets its products on a worldwide basis to (i) original equipment manufacturers (OEMs), which "bundle" one or more of Midisoft's products with their own products, (ii) distributors and resellers, which directly supply the retail distribution channel, and (iii) end users, catalog companies, and businesses and (iv) on-line Internet sales.

     Sales to software distributors and resellers, together with direct sales, represented 79% of revenues in the three months ended March 31, 1998, and OEM sales represented 21% during the same period. International sales accounted for 15% of the Company's revenues during the three months ended March 31, 1998. Midisoft's customer base tends to vary from period to period as it establishes new relationships in each of its customer segments. During the three months ended March 31, 1998, two software distributors individually accounted for more than 10% of the Company's total revenues and together represented 26% of net revenues for the period.

     The Company's revenues include sales of software, software licenses and services, less returns. Cost of revenues includes the costs of manuals, diskettes and duplication, packaging materials, assembly, paper goods, shipping and amortization of purchased software technology and capitalized software development costs. Cost of revenues as a percentage of sales is lower for OEM sales than for distributor and direct sales because few direct costs are involved. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, customer service and technical support costs and advertising and promotion expenses. General and administrative expenses consist of salaries of administrative personnel, legal and accounting costs and general operating expenses including rent and insurance. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts. Software development costs are expensed as incurred, until technological feasibility is established, after which any additional costs may be capitalized until the software is ready for release. Amortization of capitalized software development costs begins when the related product is available for release to customers. The Company has determined that the dynamic nature of software technology precludes it from capitalizing software development costs and has expensed all of these costs since 1996.

     Revenues from sales to distributors and resellers and direct sales are recognized when products are shipped. The Company's software sales agreements generally do not involve any significant obligations to customers subsequent to delivery. Revenues from products licensed to OEMs, consisting of one-time license fees, are recognized at the time the software master is delivered and when the criteria for fixed fee revenue recognition under Statement of Position No. 97-2 "Software Revenue Recognition" are satisfied. Additional royalty use or unit copy royalty fees are recognized when they are received pursuant to license agreements upon notification of shipment from OEMs.

ACQUISITIONS

     On January 28, 1998, the Company announced it had signed a letter of intent to acquire Passport Designs, Inc., a privately held company in Foster City, California. Subsequently, the parties discontinued negotiations and the Company ceased activity related to acquisition of Passport Designs, Inc. although the Company may explore other opportunities to acquire the technology.

SEASONALITY

     Sales to distributors tend to be greater in the fourth quarter as consumers buy software to supplement their holiday computer hardware purchases. OEM sales are concentrated in a small number of large customer contracts and tend to occur sporadically. Direct sales generally increase when software upgrades become available.

NEW PRODUCTS

     In May, 1998 the Company announced the free beta release of Internet Media Player 3.0 in concert with Microsoft's release of the public beta for its NetShow 3.0. The Company plans to ship the product later this summer after receiving feedback on the beta releases from OEM's, developers and end users.

     The Company will be releasing upgrades to two of its music products in mid-June, 1998. Studio Recording Session 2.0 and Desktop Sheet Music 2.0 will provide new features and added functionality that will benefit both professional musicians and serious amateurs.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     This table provides comparative results of the quarters ending March 31, 1998 and 1997. A general discussion of these results follow.


                                                     Quarters ending March 31,
                                                       1998            1997
                                                  % of Revenue    % of Revenue
                                                  ------------    ------------
              Net Sales Revenue                        100%         100%
              Gross Profit                              62%          39%
              Research & Development                    62%          49%
              Sales & Marketing Expense                 85%         100%
              General & Administrative Expense         103%          69%
              Total Operating Expenses                 250%         218%
              Net Operating Income (Loss)             (188%)       (179%)
              Other (Income) Expense                   213%           1%
              Net Income (Loss)                       (401%)       (181%)


     Revenues for the three months ended March 31, 1998 were $365,000, a decrease of $172,000, compared to $537,000 for the same period in 1997. Sales to software distributors and resellers, together with direct sales were $287,000, representing 79% of revenues in the three months ended March 31, 1998, compared to $269,000 which represented 50% of revenues for the same period in 1997. OEM sales were $78,000 and $268,000 representing 21% and 50% for the same periods respectively. International sales accounted for 15% of the Company's revenues for the three months ended March 31, 1998 and 33% in 1997. The Company believes that the decline in OEM sales is substantially related to significant industry-wide reductions in PC prices which began in the fourth quarter of 1997. It appears that these pricing pressures increased during the first quarter of 1998 as a result of excess industry-wide PC inventories. Subsequent actions by the Company's OEM customers to reduce their costs and number of suppliers appears to have adversely affected the Company's OEM sales during the first quarter of 1998.

     Gross profit for the three months ended March 31, 1998 was $225,000, an increase of $15,000, compared to $210,000 for the same period the prior year. As a percentage of revenues, gross profit increased to 62% in the three months ended March 31, 1998 from 39% in 1997. Cost of revenues as a percentage of sales is lower for OEM sales than for distributor and direct sales because few direct costs are involved. Software development costs were fully amortized in 1997, therefore there were no software amortization costs for the three months ended March 31, 1998 as compared with $154,000 for the same period during 1997. Without the amortization expense, the gross margin for the first quarter of 1997 would have been 68%, as compared with 62% for the same period in 1998.

     Sales and marketing expenses for the three months ended March 31, 1998 were $310,000, a reduction of $229,000, compared to $539,000 for the same period in the prior year. As a percentage of revenues, sales and marketing expenses decreased to 85% in the three months ended March 31, 1998 from 100% for the same period in 1997. This reduction was a consequence of improved direction and focus of the Company's marketing and selling resources.

     General and administrative expenses for the three months ended March 31, 1998 were $377,000, an increase of $7,000, compared to $370,000 for the same period of the prior year. As a percentage of revenues, these expenses for the three months ended March 31, 1998 increased to 103% from 69% for the same period in 1997.

     Research and development expenses for the three months ended March 31, 1998 were $225,000, a decrease of $40,000, compared to $265,000 for the same period the prior year. As a percentage of revenues, research and development expenses increased to 62% in the three months ended March 31, 1998 from 49% for the same period in 1997.

     Interest and other income for the three months ended March 31, 1998 was $7,000, compared to $6,000 for the same period the prior year. Interest expense for the three months ended March 31, 1998 was $765,000 compared to $14,000 for the same period in 1997, an increase of $751,000. $722,000 of this increase was a one time non-cash charge relating to amortization of the $1,000,000 of convertible debentures issued in January, 1998. The balance of the increase totaling $29,000 represents accrued interest on the Company's debt.

     No income taxes are payable at March 31, 1998, the result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1997 of approximately $22,676,000. The net operating losses will reduce taxes due in future periods and begin to expire in 2008.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $394,000 and net accounts receivable of $406,000. This compares to cash, cash equivalents and short term investments of $90,000 and net accounts receivable of $574,000 at December 31, 1997. The change in liquidity and capital resources is the result of the proceeds from the sale of $1,000,000 of 1% convertible debentures in January, 1998 reduced by negative cash flow from operations during the first quarter.

     The Company's current liabilities at March 31, 1998 were $1,658,000 compared to $1,678,000 at December 31, 1997. As of March 31, 1998, working capital totaled a negative $436,000. The Company's operating activities used cash of $779,000 for the period due primarily to operating losses of $687,000 net of non-cash charges. This use of cash of $779,000 for the three month period ended March 31, 1998, is an increase of $133,000 from the first quarter of 1997 and a $237,000 increase from the fourth quarter of 1997. These increases result from lower revenues in the current period.

     The Company sold $500,000 of debentures on each of January 9, 1998 and January 28, 1998, in accordance with the Securities Purchase Agreement discussed in the Company's 10-KSB/A2 filed with the SEC on April 30, 1998. The debentures bear interest at the rate of 1% per annum payable in cash or, at the Company's option, in shares of common stock. Additionally, the debenture holder has the right to purchase an additional $1,000,000 of convertible debentures in June, 1998 and again in June, 1999. On May 14, 1998 the debenture holder and the Company agreed to continue discussion regarding the Company's capital resource needs. In this respect, the Company granted to the debenture holder a waiver of the Company's right to 30 day notice for funding or not funding the June 1998 tranch. If the debenture holder, without funding the June 1998 and June 1999 tranches, were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company could result.

     To date, the Company has financed its operations principally through net proceeds from two public offerings and private placements of debt and equity. Cash on hand, along with cash generated from the sale of products and collections of accounts receivable, will not be sufficient to meet the Company's requirements for the next 3 months. The Company's ability to fund continued operations depends on raising additional capital. Should the Company be unable to raise additional capital, the Company will be required to significantly reduce operations, reduce expenses and may find it necessary to file for protection under the bankruptcy code. Such steps would likely have a material adverse effect on the Company's ability to establish profitable operations in the future. The Company will continue to pursue other financing arrangements to increase its cash reserves. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

TRADE DEBT AND OTHER MATTERS

     As of March 31, 1998, the Company had $297,000 of accounts payable that were current, $55,000 extended to between 31 and 60 days and $612,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cash. The Company has entered into plans to extend payments beyond due dates in the original purchase orders. While the Company believes that payment plans will continue to be accepted, there is no certainty that the Company will be able to continue to meet extended payment terms. The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $248,000. Five of these vendors have initiated litigation and received judgments totaling approximately $85,000. Some vendors have refused to make sales to the Company and others have required cash on delivery terms. The Company has not yet failed to meet delivery commitments due to supply problems from its vendors.

                                   PART II
                              OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS -

          In 1997, an entity which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregate in excess of $1 million. The Company has denied the allegations and has asserted counterclaims. The arbitration hearing was set for April 22, 1998, but has been postponed until the week of July 6, 1998. The ultimate outcome of this matter cannot be determined at this time; however, the Company believes it has defenses and intends to defend the matter vigorously.

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


          The company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $248,000. Five of these vendors have initiated litigation and received judgements totaling approximately $85,000. The Company has entered into payment plans with some of these vendors and is pursuing payment plans with others. However, if the Company is unable to arrange payment plans satisfactory to the vendors, or meet its obligations under the plans arranged, further litigation may ensue.

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          The Company is in technical default of certain provisions of $2,000,000 of debentures. The Lender has granted forbearance of this default through December 31, 1998. Under the Securities Purchase Agreement the Company is required to maintain sufficient authorized and unissued shares as may be reasonably necessary to effect the conversion of the debentures, including the $2 million of debentures the Lender has a right to purchase in June, 1998 and June, 1999. The Company does not currently have sufficient authorized and unissued shares to satisfy this requirement. The Company's Board of Directors has approved an increase in the number of authorized shares from 10 million to 25 million shares of Common Stock, subject to shareholder approval at the next annual meeting.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -None

ITEM 5.   OTHER INFORMATION. - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a)   EXHIBITS - No. 27 Financial Data Schedule

          b)   REPORTS ON FORM 8-K:

               Report filed on January 15, 1998 concerning engagement of Price Waterhouse LLP as auditors of the Company.

                                 SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MIDISOFT CORPORATION
                                           (Registrant)


Date: May 14, 1998

                                       BY:   /s/   Gary M. Cully
                                         ------------------------------
                                       Gary M. Cully, Vice President of Finance
                                       and Chief Financial Officer