Form 10QSB
period 1998-06-30
MIDISOFT CORPORATION
filed 1998-08-14
CIK 882692

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

            For The Transition Period From              to
                                           ------------    -------------

                        Commission File Number 000-22172

                              MIDISOFT CORPORATION
       (Exact name of small business issuer as specified in its charter)


            Washington                              91-1345532
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

            Common stock, no par value; 6,313,797 shares outstanding;
                             as of August 12, 1998

------------------------------------------------------------------------------

                                MIDISOFT CORPORATION
                                INDEX TO FORM 10-QSB

                                                                        PAGE
                                                                        ----
                                       PART I

                               FINANCIAL INFORMATION

Item 1.    Financial Statements .......................................    3

           a)   Balance Sheets - June 30, 1998 and December 31, 1997

           b)   Statements of Operations - For the Three and Six
                Months Ended June 30, 1998 and 1997

           c)   Statements of Cash Flows - For the Six Months Ended
                June 30, 1998 and 1997

           d)   Notes to Unaudited Financial Statements

Item 2.    Management's Discussion and Analysis of Financial Condition
           or Plan of Operation .......................................    8


                                  PART II

                             OTHER INFORMATION

Item 1.    Legal Proceedings ...........................................   13

Item 2.    Changes in Securities .......................................   13

Item 3.    Defaults Upon Senior Securities .............................   13

Item 4.    Submission of Matters to a Vote of Security Holders  ........   13

Item 5.    Other Information............................................   13

Item 6.    Exhibits and Reports on Form 8-K ............................   13


SIGNATURE  .............................................................   14

ITEM 1.                      MIDISOFT CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                           (Unaudited)        (Audited)
                                                           At June 30,     At December 31,
                                                               1998             1997
                                                         -------------     ---------------
Current assets:
     Cash and cash equivalents                           $    176,000       $     90,000
     Accounts receivable - net of allowances of
      $323,000 in 1998 and $493,000 in 1997                   294,000            574,000
     Inventories                                              258,000            222,000
     Prepaid expenses and other receivable                     87,000             82,000
                                                         -------------     ---------------
          Total current assets                                815,000            968,000
Long-term receivables                                         195,000            195,000
Property & equipment, net                                     163,000            239,000
Other assets                                                   96,000             50,000
                                                         -------------     ---------------
          Total assets                                   $  1,269,000       $  1,452,000
                                                         -------------     ---------------
                                                         -------------     ---------------


                          LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                              $  1,174,000       $    969,000
     Current portion of long-term debt                        250,000            250,000
     Accrued wages & payroll taxes                            116,000            100,000
     Other accrued expenses                                   314,000            329,000
     Deferred revenue                                          26,000             30,000
                                                         -------------     ---------------
          Total current liabilities                         1,880,000          1,678,000
                                                         -------------     ---------------
Long-term debt, net of discount                             1,689,000            802,000
                                                         -------------     ---------------
Warrant obligations                                            81,000             81,000
                                                         -------------     ---------------
Shareholders' equity
     Common stock, no par value; 10,000,000 shares
      authorized, 6,478,000 issued and outstanding
      in 1998 and 6,359,000 issued and outstanding
      in 1997                                              20,165,000       $ 20,165,000
     Additional paid-in capital                             2,245,000          1,245,000
     Notes receivable from shareholders                      (191,000)          (191,000)
     Retained deficit                                     (24,600,000)       (22,328,000)
                                                         -------------     ---------------
          Total shareholders' equity                       (2,381,000)        (1,109,000)
                                                         -------------     ---------------
          Total liabilities and shareholders' equity     $  1,269,000       $  1,452,000
                                                         -------------     ---------------
                                                         -------------     ---------------

                  See accompanying notes to financial statements.

                             MIDISOFT CORPORATION
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                      ---------------------------  ----------------------------
                                                          1998           1997          1998           1997
                                                      ------------   ------------  -------------  -------------
Revenues                                              $   389,000    $   819,000   $    754,000   $  1,356,000
Cost of revenues                                          167,000        344,000        307,000        672,000
                                                      ------------   ------------  -------------  -------------
Gross profit                                              222,000        475,000        447,000        684,000
Operating expenses:
     Sales and marketing                                  365,000        428,000        674,000        966,000
     General and administrative                           410,000        420,000        789,000        790,000
     Research and development                             197,000        255,000        422,000        521,000
                                                      ------------   ------------  -------------  -------------
          Total operating expenses                        972,000      1,103,000      1,885,000      2,277,000
                                                      ------------   ------------  -------------  -------------
Operating loss                                           (750,000)      (628,000)    (1,438,000)    (1,593,000)
Interest and other income/(expense)                       (60,000)       (25,000)      (836,000)       (32,000)
                                                      ------------   ------------  -------------  -------------
Net loss                                              $  (810,000)   $  (653,000)  $ (2,274,000)  $ (1,625,000)
                                                      ------------   ------------  -------------  -------------
                                                      ------------   ------------  -------------  -------------

Net loss per share (basic)                            $     (0.13)   $     (0.11)  $      (0.36)  $      (0.28)
                                                      ------------   ------------  -------------  -------------
                                                      ------------   ------------  -------------  -------------

Net loss per share (fully diluted)*                   $     (0.13)   $     (0.11)  $      (0.36)  $      (0.28)
                                                      ------------   ------------  -------------  -------------
                                                      ------------   ------------  -------------  -------------
* Common stock equivalents not included, as it
  would be anti-dilutive

Weighted average shares outstanding                     6,297,130      5,890,000      6,297,542      5,863,000
                                                      ------------   ------------  -------------  -------------
                                                      ------------   ------------  -------------  -------------

                  See accompanying notes to financial statements.

                             MIDISOFT CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
Cash flows from operations:
     Net loss                                                       $(2,274,000)    $(1,625,000)
                                                                    ------------    ------------
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation & amortization                                    83,000         408,000
          Non-cash interest expense to APIC                             722,000          36,000
          (INCREASE) DECREASE IN ASSETS:
              Accounts receivable, net                                  280,000         677,000
              Inventories                                               (36,000)        165,000
              Prepaid expenses                                           (5,000)        (69,000)
              Other Assets                                              (46,000)              -
          INCREASE (DECREASE) IN LIABILITIES:
              Trade accounts payable                                    205,000          73,000
              Accrued wages & payroll taxes                              16,000         (46,000)
              Other accrued expenses                                    (15,000)              -
              Deferred revenue                                           (4,000)       (619,000)
                                                                    ------------    ------------
                   Total adjustments                                  1,200,000         625,000
                                                                    ------------    ------------
                   Net cash used for operations                      (1,074,000)     (1,000,000)
                                                                    ------------    ------------
Cash from/(used for) investments:
     Additions to plant & equipment                                      (5,000)         (3,000)
                                                                    ------------    ------------
                   Net cash used for investments                         (5,000)         (3,000)
                                                                    ------------    ------------
Cash flows from financing:
     Proceeds from issuance of long-term debt and warrants,
      net of debt issue costs                                         1,165,000               -
                                                                    ------------    ------------
                   Net cash provided by financing                     1,165,000               -
                                                                    ------------    ------------
Net change in cash and cash equivalents                                  86,000      (1,003,000)
Cash and cash equivalents, beginning of year                             90,000         709,000
                                                                    ------------    ------------
Cash and cash equivalents, end of period                             $  176,000     $  (294,000)
                                                                    ------------    ------------
                                                                    ------------    ------------

Supplemental cash flow information:
     Common stock issued in payment of interest                      $        -     $    36,000

                  See accompanying notes to financial statements.

                              MIDISOFT CORPORATION

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

INTERIM FINANCIAL INFORMATION

     The condensed financial statements included herein have been prepared by Midisoft Corporation (the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.
However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the results for the interim periods presented. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's 1997 audited financial statements included in its Annual Report on Form 10-KSB filed April 15, 1998.

     The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

     Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:

                                                    June 30,     December 31,
                                                      1998           1997
                                                   ----------    ------------
     OEM                                           $  120,000     $  137,000
     Resellers and other                              497,000        930,000
                                                   ----------    ------------
       Subtotal                                       617,000      1,067,000
     Less:  Allowance for doubtful accounts          (196,000)      (260,000)
            Allowance for sales returns              (127,000)      (233,000)
                                                   ----------    ------------
     Total accounts receivable                     $  294,000     $  574,000
                                                   ----------    ------------
                                                   ----------    ------------

     Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in monthly or quarterly installments. At June 30, 1998, OEM accounts receivable amounts not yet due were $0, compared to $16,000, equal to 12% of accounts receivable at December 31, 1997. Reseller payment terms typically are standardized and similar to those given software distributors. At June 30, 1998, reseller accounts receivable amounts not yet due were $284,000, equal to 57% of total reseller receivables compared to $425,000, equal to 46% at December 31, 1997.

     The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, Singapore, Korea and Japan. Domestic customers comprised $501,000 of accounts receivable at June 30, 1998, compared to $1,054,000 at December 31, 1997. Foreign customers comprised $116,000 of accounts receivable at June 30, 1998 compared to $13,000 at December 31, 1997.

INCOME TAXES

     No income taxes are payable at June 30, 1998, as a result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1997 of approximately $22.7 million that will reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combination of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward. An investor who owns $2,000,000 in principal amount of convertible debentures and associated warrants outstanding, has the right to purchase an additional $1,000,000 of convertible debentures in 1998 and an additional $1,000,000 of convertible debentures in June, 1999. If the debenture holder were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company could result.

INVENTORIES

Inventories are summarized as follows:

                                                    JUNE 30,     DECEMBER 31,
                                                      1998           1997
                                                   ----------    ------------
Raw Materials                                      $   93,000     $  212,000
Finished Goods                                        200,000         75,000
Less:  Allowance for obsolescence                     (35,000)       (65,000)
                                                   ----------    ------------
     Total Inventories                             $  258,000     $  222,000
                                                   ----------    ------------
                                                   ----------    ------------

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

     Sales to software distributors and resellers, together with direct sales, represented 76% and 77% of revenues in the three and six months ended June 30, 1998, and OEM sales represented 24% and 23% during the same periods. International sales accounted for 5% and 4% of the Company's revenues during the three and six months ended June 30, 1998. Midisoft's customer base tends to vary from period to period as it establishes new relationships in each of its customer segments. During the three months ended June 30, 1998, two different software distributors individually accounted for at least 10% of the Company's revenues, collectively accounting for 39%. During the six months ended June 30, 1998, three software distributors individually accounted for at least 10% of the Company's revenues and together represented 39% of net revenues for the period.

     The Company's revenues include sales of software, software licenses and services, less returns. Cost of revenues includes the costs of manuals, diskettes and duplication, packaging materials, assembly, paper goods, shipping costs, amortization of purchased software technology and amortization of capitalized software development costs. Cost of revenues as a percentage of sales is lower for OEM sales than for distributor and direct sales because few direct costs are involved. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, customer service and technical support costs and advertising and promotion expenses. General and administrative expenses consist of salaries of administrative personnel, legal and accounting costs and general operating expenses including rent and insurance. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts. Software development costs are expensed as incurred, until technological feasibility is established, after which any additional costs may be capitalized until the software is ready for release. Amortization of capitalized software development costs begins when the related product is available for release to customers. The Company has determined that the dynamic nature of software technology precludes it from capitalizing software development in the future.

     Revenues from sales to distributors and resellers and direct sales are recognized when products are shipped. The Company's software sales agreements generally do not involve significant obligations to customers subsequent to product delivery. Revenues from products licensed to OEMs, consisting of one-time license fees, are recognized at the time the software master is delivered and when the criteria for fixed fee revenue recognition under Statement of Position No. 97-2 "Software Revenue Recognition" are satisfied. The Company recognizes additional royalty use or unit copy royalty fees, pursuant to license agreements, when the Company receives payments from OEM customers.

ACQUISITIONS

     On January 28, 1998, the Company announced it had signed a letter of intent to acquire Passport Designs, Inc., a privately held company in Foster City, California. Subsequently, the parties discontinued negotiations and the Company ceased activity related to the acquisition of Passport Designs, Inc.

SEASONALITY

     Sales to distributors tend to be greater in the third and fourth quarter as consumers buy software to supplement their holiday computer hardware purchases. OEM sales are concentrated in a small number of large customer contracts and tend to occur sporadically. Sales generally increase when software upgrades become available.

NEW PRODUCTS

     MEDIAWORKS 98 In late June 1998, the Company released MediaWorks-TM- 98 v1.0, a next-generation multimedia playback application for Windows 95/98 and NT. MediaWorks 98 provides end-users with an easy to use and extensible audio/video player that supports most popular file types found on today's PC. The product features an intuitive user interface with a single set of transport controls, as well as an integrated database engine called the MediaFinder-TM- which significantly simplifies the task of locating and managing the large volume of media files on the typical users local system.

     The Company is marketing MediaWorks 98 to its traditional OEM customers and prospects as a logical replacement for the Audio Pro stereo rack utility. In addition, the Company is aggressively marketing MediaWorks 98 on its web site (http://www.midisoft.com/html/catalog/mw98/default.htm) and on popular on-line software download sites such as BuyDirect.com, ZDNet, download.com, and others. New versions of MediaWorks 98 are planned which take advantage of the modular, "plug-in" architecture. The plug-in architecture allows new feature enhancements and player modules that support additional file formats to be developed and "registered" with the main application.

     INTERNET MEDIA PLAYER In July 1998, the Company formally released Internet Media Player-TM- v3.0, a streaming media player with full support for Microsoft Corporation's recently released NetShow v3.0. The player provides an easy and fast way for Internet users to find, save, organize and directly access links to their favorite streaming content such as live radio and TV broadcasts, concert "webcasts", on-line news and entertainment

     Internet Media Player was a featured NetShow Partner third-party product on Microsoft's web site and was included on two Microsoft NetShow Tools CDs distributed to more than 50,000 commercial and corporate software developers. Internet Media Player is being sold and distributed to end-users on-line via the Company's Web site and targeted ad banner advertising on streaming-specific web sites. Of particular interest to third-party customers is the ability to "brand" Internet Media Player with corporate logos, advertising and streaming content links, as well as the ability to automatically refresh advertising and content via the Internet.

     MIDISOFT DESKTOP SHEET MUSIC Although initially planned for release in Q2, the 2.0 version of Desktop Sheet Music is currently scheduled for release at the end of Q3 to enable the inclusion of significant additional functionality as suggested by early beta users of the product. Desktop Sheet Music provides a powerful tool by which users can create and publish professional sheet music using a personal computer. Standard MIDI files can be imported into DSM and converted into high-quality music notation.

     MIDISOFT STUDIO RECORDING SESSION Midisoft SRS 2.0 is a computerized music sequencer and the latest version of the product and category that was pioneered by Midisoft in 1986. It gives the user a means by which to create music, edit the music in many ways and subsequently print it out. Midisoft SRS differentiates itself from other music sequencers on the market by including the sheet music engine that powers Midisoft Desktop Sheet Music. Competing products from other developers in this category cannot produce the quality of printed output that is available from Midisoft SRS. It also has been rescheduled for release at the end of Q3 in an effort to include functionality requested by early users of the beta release.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1998 TO 1997

     This table provides comparative results of the quarters ending June 30, 1998 and 1997. A general discussion of these results follow.

                                      Three months ending June 30,    Six months ending June 30,
                                            1998         1997             1998           1997
                                       % of Revenue  % of Revenue     % of Revenue   % of Revenue
                                       ------------  ------------     ------------   ------------
Net Sales Revenue                           100%         100%             100%           100%
Gross Profit                                 57%          58%              59%            50%
Research & Development                       51%          31%              56%            38%
Sales & Marketing Expense                    94%          52%              89%            71%
General & Administrative Expense            105%          51%             105%            58%
Total Operating Expenses                    250%         135%             250%           168%
Net Operating Income (Loss)                (193%)        (77%)           (191%)         (117%)
Other (Income) Expense                      (15%)         (3%)           (111%)           (2%)
Net Income (Loss)                          (208%)        (80%)           (302%)         (120%)

     Revenues for the three months ended June 30, 1998 were $389,000, a decrease of $430,000, or 53%, compared to $819,000 for the same period in 1997. Revenues for the first six months of 1998 were $754,000, a decrease of $602,000, or 44%, compared to $1,356,000 for the same period in 1997. Sales to software distributors and resellers, together with direct sales were $296,000 and $583,000, representing 76% and 77% of revenues in the three and six months ended June 30, 1998, compared to $558,000 and $827,000 which represented 68% and 61% of revenues for the same period in 1997. OEM and strategic product sales of $93,000 and $171,000 represented 24% and 23% in the three and six months ended June 30, 1998, respectively. OEM and strategic product sales of $261,000 and $529,000 represented 32% and 39% in the three and six months ended June 30, 1997, respectively. International sales accounted for 5% and 4% of the Company's revenues for the three and six months ended June 30, 1998 and accounted for 9% and 22% for the same periods in 1997. Sales to distributors and resellers were lower in part from higher returns in the second quarter and lower units sales in the first six months of 1998. The Company believes that the decline in OEM sales is substantially related to significant industry-wide reductions in PC prices which began in the fourth quarter of 1997. It appears that these pricing pressures increased during the first quarter of 1998 as a result of excess industry-wide PC inventories. Subsequent actions by the Company's OEM customers to reduce their costs and number of suppliers appears to have adversely affected the Company's OEM sales during the first and second quarters of 1998.

     Gross profit for the three months ended June 30, 1998 was $222,000, a decrease of $253,000, or 53%, compared to $475,000 for the same period the prior year. Gross profit for the six months ended June 30, 1998 was $447,000, a decrease of $237,000, or 35%, compared to $684,000 for the same period the prior year. As a percentage of revenues, gross profit decreased to 57% in the three months ended June 30, 1998 from 58% in 1997. As a percentage of revenues, gross profit increased to 59% in the six months ended June 30, 1998 from 50% in 1997. Gross profits, in general, are affected by the mix of OEM licensing revenue versus application products revenue as well as the mix within application products. Costs were lower in the second quarter of 1998 compared with the same quarter last year due primarily to the absence of software amortization costs. Software amortization costs for the three and six months ended June 30, 1997 were $150,000 and $308,000, respectively. These assets were fully amortized in 1997. Without amortization expense, cost of revenues for the three and six months ended June 30, 1997 would have been 27% and 27%, as compared with 43% and 41% for the same periods in 1998, increases of 16% and 14%, respectively. Contributing to gross margin reduction was a higher level of returns and a change in sales mix, reflecting lower OEM sales, through the first half of 1998 compared to the first half of 1997. Also, increased cost of goods sold resulted in part from recording reserves for potentially excess or obsolete items.

     Sales and marketing expenses for the three months ended June 30, 1998 were $365,000, a reduction of $63,000, compared to $428,000 for the same period in the prior year. Sales and marketing expenses for the six months ended June 30, 1998 were $674,000, a reduction of $292,000, compared to $966,000 for the same period in the prior year. As a percentage of revenues, sales and marketing expenses increased to 94% in the three months ended June 30, 1998 from 52% for the same period in 1997. As a percentage of revenues, sales and marketing expenses increased to 89% in the six months ended June 30, 1998 from 71% for the same period in 1997. The reduction in expenses reflects the Company's increasing emphasis on cost controls and targeting marketing and sales efforts into direct sales channels. The increase in these costs as a percentage of sales results from lower revenues.

     General and administrative expenses for the three months ended June 30, 1998 were $410,000, a decrease of $10,000, compared to $420,000 for the same period of the prior year. General and administrative expenses for the six months ended June 30, 1998 were $789,000, a decrease of $1,000, compared to $790,000 for the same period of the prior year. Although these expenses remained flat for the comparison periods, as a percentage of revenues, these expenses for the three months ended June 30, 1998 increased to 105% from 51% for the same period in 1997 and for the six months ended June 30, 1998 increased to 105% from 58% for the same period in 1997.Again, these increases as a percent of sales were due to lower revenues in the first half of 1998. G&A expense is comprised mainly of fixed obligations and the Company is endeavoring to reduce these costs by restructuring certain lease agreements, reducing insurance and other costs.

     Research and development expenses for the three months ended June 30, 1998 were $197,000, a decrease of $58,000, compared to $255,000 for the same period the prior year. As a percentage of revenues, research and development expenses increased to 51% in the three months ended June 30, 1998 from 31% for the same period in 1997. Research and development expenses for the six months ended June 30, 1998 were $422,000, a decrease of $99,000, compared to $521,000 for the same period the prior year. As a percentage of revenues, research and development expenses increased to 56% in the six months ended June 30, 1998 from 38% for the same period in 1997. The Company's continued investment in product development reflects commitments to continually introduce new or improved products.

     Interest and other income for the three months ended June 30, 1998 was $3,350 compared to $500 for the same period the prior year. Interest and other income for the six months ended June 30, 1998 was $10,000 compared to $7,000 for the same period the prior year. Interest expense for the three months ended June 30, 1998 was $63,000 compared to $25,000 for the same period in 1997. Interest expense for the six month period ending June 30, 1998 was $816,000 compared to $39,000 for the same period the prior year, an increase of $777,000. $722,000 of this increase was a one time non-cash charge relating to the amortization of the $1,000,000 of convertible debentures issued in January 1998. The remaining increase in interest expense results from increased borrowing in the current year.

     No income taxes are payable at June 30, 1998, the result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1997 of approximately $22,676,000. The net operating losses will reduce taxes due in future periods and begin to expire in 2008, subject to the change in control criteria and NOL use limitations as specified in Internal Revenue Code Section 382 and related code sections.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $176,000 and net accounts receivable of $294,000. This compares to cash, cash equivalents and short term investments of $90,000 and net accounts receivable of $574,000 at December 31, 1997. The decline in liquidity and capital resources is the result of negative cash flow from operations.

     The Company's current liabilities at June 30, 1998 were $1,880,000 compared to $1,678,000 at December 31, 1997. As of June 30, 1998, working capital totaled a negative $1,065,000.

     The Company's operating activities used cash of $1,074,000 for the six month period ended June 30, 1998, reflecting an increase of $74,000 compared with the same period in 1997. During the second quarter of 1997, the Company's net operating activities used cash of $295,000, a decrease of $59,000, compared with the same period the prior year.

     The Company sold $500,000 of debentures on each of January 9, 1998 and January 28, 1998, in accordance with the Securities Purchase Agreement discussed in the Company's 10-KSB/A2 filed with the SEC on April 30, 1998. The debentures bear interest at the rate of 1% per annum payable in cash or, at the Company's option, in shares of common stock. Additionally, the debenture holder has the right to purchase an additional $1,000,000 of convertible debentures in June, 1998 and again in June, 1999. On May 14, 1998 the debenture holder and the Company agreed to continue discussion regarding the Company's capital resource needs. In this respect, the Company granted to the debenture holder a waiver of the Company's right to 30 day notice for funding or not funding the June 1998 traunch. In July 1998 the Company and the debenture holder amended the Securities Purchase Agreement, with respect to the proposed June 15, 1998 sale of $1,000,000 of convertible debentures, to provide for the sale of up to $1,000,000 of Senior Convertible Secured Notes through December 31, 1998. The first $500,000 of these notes are for five years and bear interest at the rate of one percent (1%) per annum, payable in cash annually on the anniversary date of the notes. These notes are convertible into 2,500,000 shares of the Company's common stock. The note holder will also receive five year warrants to purchase 500,000 of the Company's common stock at an exercise price of $0.75 per share. The notes will be secured by first, prior and perfected interests in all intellectual property rights, fixed assets and contracts for product delivery. The note holder has the option to purchase an additional $500,000 of notes with terms and conditions similar to those referenced above, prior to December 31, 1998, with a conversion price equal to forty-seven percent (47%) of the value of each share of common stock for the ten trading days prior to exercise of the conversion option.

     The Company sold common stock to three accredited investors for a total of $100,000 under stock subscription agreements in 1997. These agreements originally provided for the stock purchase price to be $1.60 per share. This purchase price was subsequently changed to $0.65 per share in 1998. This repricing increased the number of shares to be purchased for the $100,000 from 62,500 to 153,846 shares of common stock. These shares have not yet been issued.

     To date, the Company has financed its operations principally through net proceeds from two public offerings and private placements of debt and equity. Cash on hand, along with cash generated from the sale of products and collections of accounts receivable, is not expected be sufficient to meet the Company's requirements for the next 3 months. The Company's ability to fund continued operations depends on raising additional capital. Should the Company be unable to raise additional capital, the Company will be required to significantly reduce operations, reduce expenses, and may find it necessary to file for protection under the bankruptcy code. Such steps would likely have a material adverse effect on the Company's ability to establish profitable operations in the future. The Company will continue to pursue other financing arrangements to increase its cash reserves. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

TRADE DEBT AND OTHER MATTERS

     As of June 30, 1998, the Company had $352,000 of accounts payable that were current, $98,000 extended to between 31 and 60 days and $724,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cash. The Company has entered into plans to extend payments beyond due dates in the original purchase orders. While the Company believes that payment plans will continue to be accepted, there is no certainty that the Company will be able to continue to meet extended payment terms. The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $491,000. Eight of these vendors have initiated litigation for claims totaling $93,000 and three of these have received judgments totaling approximately $36,000. The Company has reached settlement agreements with five of these eight vendors and is negotiating with the remaining three. Some vendors have stopped making sales to the Company and others have required cash on delivery terms. The Company has not yet failed to meet delivery commitments due to supply problems from its vendors.

YEAR 2000

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

                                       PART II
                                 OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS -

          In 1997, an entity which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregate in excess of $1 million. The Company has denied the allegations and has asserted counterclaims. The jurisdiction of arbitration is now uncertain. The parties are pursuing a negotiated settlement. The ultimate outcome of this matter cannot be determined at this time; however, the Company believes it has defenses and intends to defend the matter vigorously, if a settlement cannot be achieved.

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

          The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $491,000. Eight of these vendors have initiated litigation for claims totaling $93,000 and three of these have received judgments totaling approximately $36,000. The Company has entered into payment plans with some of these vendors and is pursuing payment plans with others. However, if the Company is unable to arrange payment plans satisfactory to the vendors, or meet it obligations under the plans arranged, further litigation may ensue.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.   OTHER INFORMATION. - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          EXHIBITS

          No. 4.8 - Form of amendment to the Securities Purchase Agreement dated June 15, 1998

          No. 27  - Financial Data Schedule

                                     SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MIDISOFT CORPORATION
                                          (Registrant)

                                    Date: August 14, 1997



                                    BY:         /S/ Gary M. Cully
                                        ---------------------------------------
                                        Gary M.Cully, Vice President of Finance
                                        and Chief Financial Officer