Form 10QSB
period 1998-09-30
MIDISOFT CORPORATION
filed 1998-11-16
CIK 882692

--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                         or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
              Common stock, no par value; 6,387,954 shares outstanding;
                               as of October 30, 1998

--------------------------------------------------------------------------------

                                MIDISOFT CORPORATION
                                INDEX TO FORM 10-QSB


                                                                                       PAGE
                                                                                       ----
                                       PART I

                               FINANCIAL INFORMATION

Item 1.   Financial Statements .......................................................   3

          a)   Balance Sheets - September 30, 1998 and December 31, 1997

          b)   Statements of Operations - For the Three and Nine Months Ended
               September 30, 1998 and 1997

          c)   Statements of Cash Flows - For the Nine Months Ended
               September 30, 1998 and 1997

          d)   Notes to Unaudited Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition or
          Plan of Operation ..........................................................   8


                                      PART II

                                 OTHER INFORMATION


Item 1.   Legal Proceedings .........................................................   13

Item 2.   Changes in Securities .....................................................   13

Item 3.   Defaults Upon Senior Securities ...........................................   13

Item 4.   Submission of Matters to a Vote of Security Holders  ......................   13

Item 5.   Other Information..........................................................   14

Item 6.   Exhibits and Reports on Form 8-K ..........................................   14


SIGNATURE ...........................................................................   15

ITEM 1.   FINANCIAL STATEMENTS

                                 MIDISOFT CORPORATION
                                    BALANCE SHEETS

                                        ASSETS


                                                            (Unaudited)         (Audited)
                                                          At September 30,    At December 31,
                                                               1998                1997
                                                          ----------------    ---------------
Current assets:
     Cash and cash equivalents                            $     87,000        $     90,000
     Accounts receivable - net of allowances of
      $252,000 in 1998 and $493,000 in 1997                    358,000             574,000
     Inventories                                               149,000             222,000
     Prepaid expenses and other receivable                      85,000              82,000
                                                          ------------        ------------
        Total current assets                                   679,000             968,000
Long-term receivables                                          195,000             195,000
Property & equipment, net                                      137,000             239,000
Other assets                                                    78,000              50,000
                                                          ------------        ------------
        Total assets                                      $  1,089,000        $  1,452,000
                                                          ------------        ------------
                                                          ------------        ------------

                      LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                               $  1,088,000        $    969,000
     Current portion of long-term debt                         250,000             250,000
     Accrued wages & payroll taxes                             104,000             100,000
     Other accrued expenses                                    339,000             329,000
     Deferred revenue                                           25,000              30,000
                                                          ------------        ------------
        Total current liabilities                            1,806,000           1,678,000
                                                          ------------        ------------
Long-term debt, net of discount                              2,067,000             802,000
                                                          ------------        ------------
Warrant obligations                                             81,000              81,000
                                                          ------------        ------------
Shareholders' equity
     Common stock, no par value; 10,000,000 shares
     authorized, 6,468,000 issued and outstanding in
     1998 and 6,359,000 issued and outstanding in 1997      20,167,000        $ 20,165,000
     Additional paid-in capital                              2,745,000           1,245,000
     Notes receivable from shareholders                       (191,000)           (191,000)
     Retained deficit                                      (25,586,000)        (22,328,000)
                                                          ------------        ------------
        Total shareholders' equity                          (2,865,000)         (1,109,000)
                                                          ------------        ------------
        Total liabilities and shareholders' equity        $  1,089,000        $  1,452,000
                                                          ------------        ------------
                                                          ------------        ------------

                  See accompanying notes to financial statements.

                                 MIDISOFT CORPORATION
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                                             ------------------------    --------------------------
                                                                1998           1997          1998           1997
                                                             ---------     ----------    -----------    -----------
Revenues                                                     $ 582,000     $  767,000    $ 1,336,000    $ 2,123,000
Cost of revenues                                               244,000        302,000        551,000        974,000
                                                             ---------     ----------    -----------    -----------
Gross profit                                                   338,000        465,000        785,000      1,149,000
Operating expenses:
     Sales and marketing                                       322,000        334,000        996,000      1,300,000
     General and administrative                                400,000        539,000      1,188,000      1,329,000
     Research and development                                  112,000        223,000        535,000        744,000
                                                             ---------     ----------    -----------    -----------
          Total operating expenses                             834,000      1,096,000      2,719,000      3,373,000
                                                             ---------     ----------    -----------    -----------
Operating loss                                                (496,000)      (631,000)    (1,934,000)    (2,224,000)
Interest and other income/(expense)                           (489,000)       (14,000)    (1,325,000)       (46,000)
                                                             ---------     ----------    -----------    -----------
Net loss                                                     $(985,000)    $ (645,000)   $(3,259,000)   $(2,270,000)
                                                             ---------     ----------    -----------    -----------
                                                             ---------     ----------    -----------    -----------

Net loss per share (basic)                                   $   (0.16)    $    (0.10)   $     (0.52)   $     (0.37)
                                                             ---------     ----------    -----------    -----------
                                                             ---------     ----------    -----------    -----------

Net loss per share (fully diluted)*                          $   (0.16)    $    (0.10)   $     (0.52)   $     (0.37)
                                                             ---------     ----------    -----------    -----------
                                                             ---------     ----------    -----------    -----------
* Common stock equivalents not included, as it
would be anti-dilutive

Weighted average shares outstanding                          6,329,000      6,257,000      6,308,000      6,205,000
                                                             ---------     ----------    -----------    -----------

                  See accompanying notes to financial statements.

                                 MIDISOFT CORPORATION
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                 Nine Months Ended
                                                                   September 30,
                                                           ---------------------------
                                                               1998           1997
                                                           ------------   ------------
Cash flows from operations:
     Net loss                                              $(3,259,000)   $(2,270,000)
                                                           -----------    -----------
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation & amortization                          123,000        570,000
          Non-cash interest expense to APIC                  1,500,000         41,000
          (Increase) decrease in Assets:
          Accounts receivable, net                             216,000        515,000
          Inventories                                           73,000        362,000
          Prepaid expenses                                      (3,000)       (84,000)
          Other Assets, excluding $17,000 Accum. Amort.        (45,000)             -
     Increase (decrease) in Liabilities:
            Trade accounts payable                             119,000        312,000
            Accrued wages & payroll taxes                        4,000        (72,000)
            Other accrued expenses                              10,000         (5,000)
            Deferred revenue                                    (4,000)      (726,000)
                                                           -----------    -----------
               Total adjustments                             1,993,000        913,000
                                                           -----------    -----------
               Net cash used for operations                 (1,266,000)    (1,357,000)
                                                           -----------    -----------
Cash from/(used for) investments:
     Additions to plant & equipment                             (4,000)        (8,000)
                                                           -----------    -----------
               Net cash used for investments                    (4,000)        (8,000)
                                                           -----------    -----------
Cash flows from financing:
     Proceeds from issuance of long-term debt and warrants,
     net of debt issue costs                                 1,265,000        250,000
     Common stock issued                                         2,000        100,000
                                                           -----------    -----------
               Net cash provided by financing                1,267,000        350,000
                                                           -----------    -----------
Net change in cash and cash equivalents                         (3,000)    (1,015,000)
Cash and cash equivalents, beginning of year                    90,000        709,000
                                                           -----------    -----------
Cash and cash equivalents, end of period                   $    87,000    $  (306,000)
                                                           -----------    -----------
                                                           -----------    -----------
Supplemental cash flow information:
     Common stock issued in payment of interest            $         -    $    41,000

                   See accompanying notes to financial statements.

                                 MIDISOFT CORPORATION

                       NOTES TO UNAUDITED FINANCIAL STATEMENTS

           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

     The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

ACCOUNTS RECEIVABLE AND MAJOR CUSTOMER INFORMATION

     Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:


                                        September 30,  December 31,
                                            1998           1997
OEM                                      $  15,000     $  137,000
Resellers and other                        595,000        930,000
                                         ---------     ----------
   Subtotal                                610,000      1,067,000
Less:  Allowance for doubtful accounts    (103,000)      (260,000)
       Allowance for sales returns        (149,000)      (233,000)
                                         ---------     ----------
Total accounts receivable                $ 358,000     $  574,000
                                         ---------     ----------
                                         ---------     ----------

     Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in monthly or quarterly installments. At September 30, 1998, OEM accounts receivable amounts not yet due were $0, compared to $16,000, equal to 12% of OEM accounts receivable at December 31, 1997. Reseller payment terms typically are standardized and similar to those given software distributors. At September 30, 1998, reseller accounts receivable amounts not yet due were $334,000, equal to 56% of total reseller receivables compared to $425,000, equal to 46% at December 31, 1997.

     The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, Singapore, Korea and Japan. Domestic customers comprised $588,000 of accounts receivable at September 30, 1998, compared to $1,054,000 at December 31, 1997. Foreign customers comprised $21,000 of accounts receivable at September 30, 1998 compared to $13,000 at December 31, 1997.

INCOME TAXES

     No income taxes are payable at September 30, 1998, as a result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1997 of approximately $22.7 million that will reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combination of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward. An investor who owns $2,500,000 in principal amount of convertible debentures and associated warrants outstanding, has the right to purchase an additional $500,000 of convertible debentures in 1998 and an additional $1,000,000 of convertible debentures in June, 1999. If the debenture holder were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company could result.

INVENTORIES

Inventories are summarized as follows:


                                        September 30,  December 31,
                                            1998           1997
Raw Materials                            $  19,000      $ 212,000
Finished Goods                             157,000         75,000
Less:  Allowance for obsolescence          (27,000)       (65,000)
                                         ---------      ---------
     Total Inventories                   $ 149,000      $ 222,000
                                         ---------      ---------
                                         ---------      ---------


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

     Sales to software distributors and resellers, together with direct sales, represented 79% and 78% of revenues in the three and nine months ended September 30, 1998, and OEM sales represented 21% and 22% during the same periods. International sales accounted for 14% and 8% of the Company's revenues during the three and nine months ended September 30, 1998. Midisoft's customer base tends to vary from period to period as it establishes new relationships in each of its customer segments. During the three months ended September 30, 1998, two different software distributors individually accounted for at least 10% of the Company's revenues, collectively accounting for 31%. During the nine months ended September 30, 1998, three software distributors individually accounted for at least 10% of the Company's revenues and together represented 33% of net revenues for the period.

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

NEW PRODUCTS

     MEDIAWORKS 98 In late June 1998, the Company released MediaWorks-TM- 98 v1.0, a next-generation multimedia playback application for Windows 95/98 and NT. MediaWorks 98 provides end-users with an easy to use and extensible audio/video player that supports most popular file types found on today's PC. The product features an intuitive user interface with a single set of transport controls, as well as an integrated database engine called the MediaFinder-TM-which significantly simplifies the task of locating and managing the large volume of media files on the typical users local system.

     The Company is marketing MediaWorks 98 to its traditional OEM customers and prospects as a logical replacement for the Audio Pro stereo rack utility. In addition, the Company is aggressively marketing MediaWorks 98 on its web site (http://www.midisoft.com/html/catalog/mw98/default.htm) and on popular online software download sites such as BuyDirect.com, ZDNet, download.com, and others. New versions of MediaWorks 98 are planned which take advantage of the modular, "plug-in" architecture. The plug-in architecture allows new feature enhancements and player modules that support additional file formats to be developed and "registered" with the main application.

     INTERNET MEDIA PLAYER In July 1998, the Company formally released Internet Media Player-TM- v3.0, a streaming media player with full support for Microsoft Corporation's recently released NetShow v3.0. The player provides an easy and fast way for Internet users to find, save, organize and directly access links to their favorite streaming content such as live radio and TV broadcasts, concert "webcasts", on-line news and entertainment.

     Internet Media Player was a featured NetShow Partner third-party product on Microsoft's web site and was included on two Microsoft NetShow Tools CDs distributed to more than 50,000 commercial and corporate software developers. Internet Media Player is being sold and distributed to end-users online via the Company's Web site and targeted ad banner advertising on streaming-specific web sites. Of particular interest to third-party customers is the ability to "brand" Internet Media Player with corporate logos, advertising and streaming content links, as well as the ability to automatically refresh advertising and content via the Internet.

     MIDISOFT DESKTOP SHEET MUSIC Desktop Sheet Music 2.0 was released at the end of Q3 and includes significant additional functionality suggested by early beta users of the product. Desktop Sheet Music provides a powerful tool by which users can create and publish professional sheet music using a personal computer. Standard MIDI files can be imported into DSM and converted into high-quality music notation.

     MIDISOFT STUDIO 6.0 Midisoft Studio 6.0 is a computerized music sequencer and the latest version of the product and category that was pioneered by Midisoft in 1986. It gives the user a means by which to create music, edit the music in many ways and subsequently print it out. Midisoft Studio
6.0 differentiates itself from other music sequencers on the market by including the sheet music engine that powers Midisoft Desktop Sheet Music. Competing products from other developers in this category cannot produce the quality of printed output that is available from Midisoft Studio 6.0. It also was released at the end of Q3 and includes functionality requested by early users of the beta release.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 TO 1997

     This table provides comparative results of the quarters ending September 30, 1998 and 1997. A general discussion of these results follow.


                                       Three months ending September 30,   Nine months ending September 30,
                                              1998           1997                1998           1997
                                         % of Revenue    % of Revenue        % of Revenue   % of Revenue
Net Sales Revenue                             100%           100%                100%           100%
Gross Profit                                   58%            61%                 59%            54%
Sales & Marketing Expense                      55%            44%                 75%            61%
General & Administrative Expense               69%            70%                 89%            63%
Research & Development                         19%            29%                 40%            35%
Total Operating Expenses                      143%           143%                204%           159%
Net Operating Income (Loss)                   -85%           -82%               -145%          -105%
Other (Income) Expense                        -84%            -2%                -99%            -2%
Net Income (Loss)                            -169%           -84%               -244%          -107%

     Revenues for the three months ended September 30, 1998 were $582,000, a decrease of $185,000, or 24%, compared to $767,000 for the same period in 1997. Revenues for the first nine months of 1998 were $1,336,000, a decrease of $787,000, or 37%, compared to $2,123,000 for the same period in 1997. Sales to software distributors and resellers, together with direct sales were $460,000 and $1,043,000, representing 79% and 78% of revenues in the three and nine months ended September 30, 1998, compared to $491,000 and $1,317,000 which represented 64% and 62% of revenues for the same period in 1997. OEM and strategic product sales of $122,000 and $293,000 represented 21% and 22% in the three and nine months ended September 30, 1998, respectively. OEM and strategic product sales of $276,000 and $806,000 represented 36% and 38% in the three and nine months ended September 30, 1997, respectively. International sales accounted for 14% and 8% of the Company's revenues for the three and nine months ended September 30, 1998 and accounted for 7% and 18% for the same periods in 1997. Sales to distributors and resellers were lower in part from higher returns in the second quarter and lower units sales in the first nine months of 1998. The Company believes that the decline in OEM sales is substantially related to significant industry-wide reductions in PC prices which began in the fourth quarter of 1997. It appears that these pricing pressures increased during the first quarter of 1998 as a result of excess industry-wide PC inventories. Subsequent actions by the Company's OEM customers to reduce their costs and number of suppliers appears to have adversely affected the Company's OEM sales during the first three quarters of 1998. The Company has repositioned its OEM products to work in partnership with internet providers and content aggregators.

     Gross profit for the three months ended September 30, 1998 was $338,000, a decrease of $127,000, or 27%, compared to $465,000 for the same period the prior year. Gross profit for the nine months ended September 30, 1998 was $785,000, a decrease of $364,000, or 32%, compared to $1,149,000 for the same period the prior year. As a percentage of revenues, gross profit decreased to 58% in the three months ended September 30, 1998 from 61% in 1997. As a percentage of revenues, gross profit increased to 59% in the nine months ended September 30, 1998 from 54% in 1997. Gross profits, in general, are affected by the mix of OEM licensing revenue versus application products revenue as well as the mix within application products. Costs were lower in the first three quarters of 1998 compared with the same period last year due primarily to the absence of software amortization costs. Software amortization costs for the three and nine months ended September 30, 1997 were $113,000 and $417,000, respectively. These assets were fully amortized in 1997. Without amortization expense, cost of revenues for the three and nine months ended September 30, 1997 would have been 25% and 26%, as compared with 42% and 41% for the same periods in 1998, increases of 17% and 15%, respectively. Contributing to gross margin reduction was a higher level of returns and a change in sales mix, reflecting lower OEM sales, through the nine months of 1998 compared to the first nine months of 1997. Also, increased cost of goods sold resulted in part from higher unit costs on lower volumes.

     Sales and marketing expenses for the three months ended September 30, 1998 were $322,000, a reduction of $12,000, compared to $334,000 for the same period in the prior year. Sales and marketing expenses for the nine months ended September 30, 1998 were $996,000, a reduction of $304,000, compared to $1,300,000 for the same period in the prior year. As a percentage of revenues, sales and marketing expenses increased to 55% in the three months ended September 30, 1998 from 44% for the same period in 1997. As a percentage of revenues, sales and marketing expenses increased to 75% in the nine months ended September 30, 1998 from 61% for the same period in 1997. The increase in these costs as a percentage of sales resulted from lower revenues. The reduction in expenses reflects the Company's increasing emphasis on cost controls and targeting marketing and sales efforts into direct sales channels.

     General and administrative expenses for the three months ended September 30, 1998 were $400,000, a decrease of $139,000, compared to $539,000 for the same period of the prior year. General and administrative expenses for the nine months ended September 30, 1998 were $1,188,000, a decrease of $141,000, compared to $1,329,000 for the same period of the prior year. Reductions of legal, insurance and depreciation expenses account for most of the change in the third quarter. As a percentage of revenues, expenses for the three months ended September 30, 1998 decreased to 69% from 70% for the same period in 1997 and for the nine months ended September 30, 1998 increased to 89% from 63% for the same period in 1997. The increase as a percent of sales in the first three quarters is due to lower revenues in the first nine months of 1998. G&A expense is comprised mainly of fixed obligations and the Company is endeavoring to reduce these costs by restructuring certain lease agreements, reducing insurance and other costs.

     Research and development expenses for the three months ended September 30, 1998 were $112,000, a decrease of $111,000, compared to $223,000 for the same period the prior year. As a percentage of revenues, research and development expenses increased to 19% in the three months ended September 30, 1998 from 29% for the same period in 1997. Research and development expenses for the nine months ended September 30, 1998 were $535,000, a decrease of $209,000, compared to $744,000 for the same period the prior year. As a percentage of revenues, research and development expenses increased to 40% in the nine months ended September 30, 1998 from 35% for the same period in 1997. The Company's continued investment in product development reflects commitments to continually introduce new or improved products.

     Interest and other income for the three months ended September 30, 1998 was $4,000 compared to $0 for the same period the prior year. Interest and other income for the nine months ended September 30, 1998 was $14,000 compared to $7,000 for the same period the prior year. Interest expense for the three months ended September 30, 1998 was $495,000 compared to $14,000 for the same period in 1997. Interest expense for the nine month period ending September 30, 1998 was $1,312,000 compared to $53,000 for the same period the prior year, an increase of $1,259,000. $722,000 of this increase was a one time non-cash charge relating to the amortization of the $1,000,000 of convertible debentures issued in January 1998. $432,000 of this increase was a one time non-cash charge relating to the amortization of the $500,000 of convertible debentures issued in July 1998. The remaining increase in interest expense resulted from increased borrowing in the current year.

     No income taxes are payable at September 30, 1998, the result of the Company's year-to-date loss and the result of Federal net operating losses at December 31, 1997 of approximately $22,676,000. The net operating losses will reduce taxes due in future periods and begin to expire in 2008, subject to the change in control criteria and NOL use limitations as specified in Internal Revenue Code Section 382 and related code sections.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $87,000 and net accounts receivable of $358,000. This compares to cash, cash equivalents and short term investments of $90,000 and net accounts receivable of $574,000 at December 31, 1997. The decline in liquidity and capital resources is the result of negative cash flow from operations.

     The Company's current liabilities at September 30, 1998 were $1,806,000 compared to $1,678,000 at December 31, 1997. As of September 30, 1998, working capital totaled a negative $1,181,000.

     The Company's operating activities used cash of $1,499,000 for the nine month period ended September 30, 1998, reflecting an increase of $142,000 compared with the same period in 1997. During the third quarter of 1998, the Company's net operating activities used cash of $425,000, an increase of $73,000, compared with the same period the prior year.

     The Company sold $500,000 of debentures on each of January 9, 1998 and January 28, 1998, in accordance with the Securities Purchase Agreement discussed in the Company's 10-KSB/A2 filed with the SEC on April 30, 1998. The debentures bear interest at the rate of 1% per annum payable in cash or, at the Company's option, in shares of common stock. Additionally, the debenture holder has the right to purchase an additional $1,000,000 of convertible debentures in June, 1998 and again in June, 1999. In July 1998 the Company and the debenture holder amended the Securities Purchase Agreement, with respect to the proposed June 15, 1998 sale of $1,000,000 of convertible debentures, to provide for the sale of up to $1,000,000 of Senior Convertible Secured Notes through December 31, 1998. The first $500,000 of these notes are for five years and bear interest at the rate of one percent (1%) per annum, payable in cash annually on the anniversary date of the notes. These notes are convertible into 2,500,000 shares of the Company's common stock. The note holder will also receive five year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.75 per share. The notes will be secured by first, prior and perfected interests in all intellectual property rights, fixed assets and contracts for product delivery. The note holder has the option to purchase an additional $500,000 of notes with terms and conditions similar to those referenced above, prior to December 31, 1998, with a conversion price equal to forty-seven percent (47%) of the value of each share of common stock for the ten trading days prior to exercise of the conversion option.

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

     To date, the Company has financed its operations principally through net proceeds from two public offerings and private placements of debt and equity. Cash on hand, along with cash generated from the sale of products and collections of accounts receivable, is not expected to be sufficient to meet the Company's requirements for the next 3 months. The Company's ability to fund continued operations depends on raising additional capital. Should the Company be unable to raise additional capital, the Company will be required to significantly reduce operations, reduce expenses, and may find it necessary to file for protection under the bankruptcy code. Such steps would likely have a material adverse effect on the Company's ability to establish profitable operations in the future. The Company will continue to pursue other financing arrangements to increase its cash reserves. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

TRADE DEBT AND OTHER MATTERS

     As of September 30, 1998, the Company had $89,000 of accounts payable that were current, $33,000 extended to between 31 and 60 days and $853,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cash. The Company has entered into plans to extend payments beyond due dates in the original purchase orders. While the Company believes that payment plans will continue to be accepted, there is no certainty that the Company will be able to continue to meet extended payment terms. The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $374,000. Ten of these vendors have initiated litigation for claims totaling $114,000 and seven of these have received judgments totaling approximately $92,000. The Company has reached settlement agreements with some vendors and is negotiating with the remainder. Some vendors have stopped making sales to the Company and others have required cash on delivery terms.

YEAR 2000

     The Company has identified two systems that it relies upon for its operations that are not currently year 2000 compliant. Both of these systems' developers have made year 2000 compliant upgrades readily available.
 The Company believes that all other systems used in its operations are year 2000 compliant and plans to be fully compliant well before any necessary deadlines are approached. The cost of the upgrades will have an immaterial impact on the cost of operations. The Company is in the process of determining the year 2000 compliance of its critical vendors and, if necessary will make changes to assure an uninterrupted flow of product.

SAFE HARBOR STATEMENT:

STATEMENTS IN THIS REPORT THAT ARE NOT STRICTLY HISTORICAL ARE "FORWARD-LOOKING" STATEMENTS WHICH SHOULD BE CONSIDERED AS SUBJECT TO THE MANY UNCERTAINTIES THAT EXIST IN THE COMPANY'S OPERATIONS AND BUSINESS ENVIRONMENT. THESE UNCERTAINTIES, WHICH INCLUDE ECONOMIC AND CURRENCY CONDITIONS, MARKET DEMAND AND PRICING, COMPETITIVE AND COST FACTORS, AND THE LIKE, ARE SET FORTH IN THE MIDISOFT CORPORATION FORM 10-K REPORT FOR 1997 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                       PART II
                                 OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS -

          In 1997, an entity which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregate in excess of $1 million. The parties reached an agreement in July 1998 outside of arbitration. In exchange for the mutual release of all claims and counterclaims, the Company agreed to provide consideration of $420,000, $25,000 of which is cash and the remainder comprised of forgiveness of $112,000 in debt and issuance of approximately 630,000 Midisoft common shares. The debt had been fully reserved as of December 31, 1997. Midisoft agreed to file a registration statement for these shares within 30 days after authorization and to remove restrictive legends on 166,667 of previously issued shares.

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

          The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $374,000. Ten of these vendors have initiated litigation for claims totaling $114,000 and seven of these have received judgments totaling approximately $92,000. The Company has entered into payment plans with some of these vendors and is pursuing payment plans with others. However, if the Company is unable to arrange payment plans satisfactory to the vendors, or meet it obligations under the plans arranged, further litigation may ensue.

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders was held on October 30, 1998 near the Company's headquarters in Issaquah, Washington. Matters submitted to the shareholders for a vote were as follows:

          ELECTION OF DIRECTORS - Mr. Larry Foster and Ms. Marsha Murry were reelected as directors of the Company. Their three year terms expire at the 2001 annual meeting of shareholders. Mr. Foster's nomination received 5,345,267 votes FOR, 295,824 votes were withheld and there were 186,751 broker non-votes. Ms. Murry's nomination received 5,337,598 votes FOR, 303,493 votes were withheld and there were 186,751 broker non-votes.

          SELECTION OF INDEPENDENT ACCOUNTS - The selection of
          PricewaterhouseCoopers LLP as the Company's independent accounts was ratified. The results of the vote were 5,593,913 FOR and 33,898 AGAINST with 13,280 abstentions and 186,751 broker non-votes.

          PROPOSAL TO AMEND THE ARTICLES OF INCORPORATION TO INCREASE THE AUTHORIZED COMMON SHARES TO 25 MILLION - This increase of 15 million shares in the authorized common shares was approved by the shareholders. The results of the vote were 5,196,653 FOR and 410,788 AGAINST with 33,650 abstentions and 186,751 broker non-votes.

          PROPOSAL TO RESERVE AN ADDITIONAL 500,000 SHARES UNDER THE 1989 STOCK OPTION PLAN - This proposal was defeated. The shareholder votes were 1,470,063 FOR and 529,468 AGAINST with

          83,509 abstentions and 3,744,802 broker non-votes. Although the measure received a majority of the votes cast, a majority of the total outstanding shares was required for passage.

ITEM 5.   OTHER INFORMATION. - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          EXHIBITS

          No. 27  - Financial Data Schedule

                                     SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MIDISOFT CORPORATION
                                                 (Registrant)


                                          Date: November 13, 1998

                                          BY:  \s\ Gary M. Cully
                                               ------------------------------
                                          Gary  M. Cully, Vice President of
                                          Finance and Chief Financial Officer