Form 10KSB
period 1998-12-31
MIDISOFT CORPORATION
filed 1999-04-15
CIK 882692

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

               [X] Annual Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Fiscal Year Ended December 31, 1998 or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        Commission File Number: 000-22172

                              MIDISOFT CORPORATION
        (Exact name of small business issuer as specified in its charter)

     Washington                                    91-1345532
     (State or other jurisdiction of               (I.R.S.employer incorporation
     or organization)                              Identification No.)

                       1605 NW Sammamish Road, Suite 205,
                           Issaquah, Washington 98027
                    (Address of principal executive offices)

                                 (425) 391-3610
                           (Issuer's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                on which registered
            None                                                N/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $1,759,954.

Aggregate market value of voting stock held by non-affiliates of the registrant as of April 14, 1999 was $13,718,920 (based upon the closing sale price of $2.00 per share on such date). Number of shares of Common Stock outstanding as of April 14, 1999: 7,020,621 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement relating to its 1999 annual meeting of shareholders is incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS


                                     Part I


                                                                            Page
                                                                            ----

Item 1.    Description of Business........................................... 3

Item 2.    Description of Property........................................... 8

Item 3.    Legal Proceedings................................................. 8

Item 4.    Submission of Matters to a Vote of Security Holders............... 9


                                     Part II

Item 5.    Market for Common Equity and Related Shareholder Matters.......... 10

Item 6.    Management's Discussion and Analysis or Plan of Operation......... 10

Item 7.    Financial Statements.............................................. 19

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 39


                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act................. 39

Item 10.   Executive Compensation............................................ 39

Item 11.   Security Ownership of Certain Beneficial Owners and Management.... 39

Item 12.   Certain Relationships and Related Transactions.................... 39

Item 13.   Exhibits List and Reports on Form 8-K............................. 39


SIGNATURES................................................................... 43

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

General

Midisoft Corporation was founded in 1986 as an innovator of music technology. Over the past 13 years, the Company has established itself as a provider of award-winning music software and sound utilities for the control of audio and the management of media files. Midisoft's product lines include music creation and distribution with integration of sound and media on the PC and over the Internet. The Company's music products enable users to enjoy, explore, learn, create and share music. Midisoft pioneered the development of music technology, including the ability to view (visually interact with) musical notation of sounds while played with a musical instrument linked to a PC. Midisoft's Internet products promote the convergence of sound with other technologies that enhance the experience of combining and controlling music, sound and video with other Internet capabilities.

The Company markets its products on a worldwide basis in two ways. Music products are sold on the Internet and at retail stores and the Internet products are downloadable and sold to hardware manufacturers and content aggregators and providers. In 1998, the Company deployed a strategy of selling music software to musical instrument stores that have a focused clientele of musicians. This channel has proven cost-efficient. Costs of reaching this niche are more economical than that of general consumer-related audiences. The Company continues to sell its music software directly to customers through its inside sales staff and increased visibility of the website.

The second distribution method is selling audio utilities to original equipment manufacturers and Internet products to content aggregators and providers. Although this distribution channel is currently in a state of change, there are revenue opportunities for those companies willing and agile enough to adjust their strategies. The Company's contracts with companies such as Diamond Multimedia enable end users to gain exposure to Midisoft's audio utilities on a mass market scale. The Company also has formed alliances with Internet content aggregators and providers to download its Internet Media Player, opening exposure to Internet users.

During the last two years, the Company redesigned and developed its music products and refocused its strategic products to meet the increasing demand for access to new technologies. In 1998, the Company released Midisoft Studio 6.0, the first notation-based sequencer that combines digital editing and recording capabilities in one application, and Desktop Sheet Music 2.0. These latest editions of the music software provide increased flexibility and ease-of-use demanded by customers. The Company also released MediaWorks '98, the media player for the desktop personal computer, and Internet Media Player, the add-on to Microsoft's Windows Media Player that allows access and management of content sourced from the Internet.

Emergence of the Internet as a medium for distributing sound, voice messages and music globally has amplified expansion of audio technology. As new technologies evolve, the Company believes it can continue to be a premiere provider of audio control expertise.

Products

Midisoft Music Product Line consists of Midisoft Studio 6.0, Midisoft Desktop Sheet Music 2.0, Midisoft Play Piano, Midisoft MidiKit, and Midisoft Family Music Center. The Company creates and markets these products to bring music education, composition and professional quality music creation to the PC desktop.

Midisoft Studio(TM) 6.0 Midisoft Studio 6.0 is a music sequencer utilizing and extending technology that was first introduced by Midisoft in 1986. The product creates and edits music digitally, and publishes high-quality music notation (sheet music). Midisoft Studio 6.0 is differentiated from other music sequencers because it uses the same notation engine incorporated in Midisoft Desktop Sheet Music. This capability currently is not found in competing products .

Midisoft Desktop Sheet Music(TM). Desktop Sheet Music 2.0, released at the end of the third quarter of 1998, includes significant functionality improvements based on extensive beta use evaluations. Targeted at the estimated $433.5 million per year category of printed music (National Association of Music Merchants, 1998 Statistical Survey), Desktop Sheet Music creates and publishes professional sheet music. The product, imports standard MIDI files for conversion to high-quality music notation (sheet music).

Midisoft MIDIKit(R). Midisoft MIDIKit's universal MIDI connector and MIDI editor transforms a PC into a music recording studio. Cables connect the PC's sound card to a MIDI musical instrument. The product's Recording Session Plus software provides MIDI recording, composing and editing capability, as well as digital audio recording.

Midisoft Play Piano(TM) 2.0. Midisoft Play Piano 2.0 combines core Midisoft technologies and new proprietary technologies for creating interactive music learning experiences based on individual student needs. The product imports MIDI files and with artificial intelligence creates custom music lessons.

Midisoft Family Music Center(TM). Family Music Center incorporates Midisoft Play Piano and Midisoft Studio with a keyboard, MIDI connector and a Connect and Play video, targeting family entertainment.

Midisoft's Internet Product Line consists of Midisoft Internet Media Player, Midisoft MediaWorks '98, Internet Audio Postcard, Midisoft Internet SoundBar, and Midisoft AudioPro. Derivatives of these products are planned for development for new and existing contracts, including audio and content aggregators, as well as downloads from Internet destination and portal sites.

Internet Media Player(TM) In July 1998, the Company released Internet Media Player(TM) v3.0, a streaming media player, with full support for Microsoft Corporation's NetShow v3.0. The player provides Internet users with capabilities to locate, organize and directly access links to streaming content, such as live radio and TV broadcasts, concert "webcasts," on-line news and entertainment. This product also plays MP3 files, the current file format of choice of the Internet music enthusiast.

Internet Media Player was a featured NetShow (now Windows Media) Partner third-party product on Microsoft's web site and was included on two Microsoft Tools CDs, distributed to more than 50,000 commercial and corporate software developers. Internet Media Player is sold and distributed to end-users via the Company's Web site and targeted ad banner advertising on streaming-specific web sites. Of particular interest to third-party customers is the ability to "brand" Internet Media Player with corporate logos, advertising and streaming content links, as well as the ability to automatically refresh advertising and content via the Internet.

MediaWorks(TM) `98 In late June 1998, the Company released MediaWorks `98 v1.0, a multimedia playback application for Windows 95/98 and NT. MediaWorks `98 provides an extensible audio/video player supporting most popular file formats. The product features an intuitive user interface, as well as an integrated database engine, the MediaFinder , which simplifies locating and managing media files.

The Company is marketing MediaWorks `98 to its traditional third-party customers, on its web site (http://www.midisoft.com/html/catalog/ mw98/default.htm) and on download sites, such as BuyDirect.com and ZDNet. New versions of MediaWorks `98 will feature plug-in architecture for rapid deployment of enhancements and modules supporting enhanced file formats.

Midisoft AudioPro(TM). AudioPro supports MIDI, wave audio and CD audio for third-party programs, providing software sound tools and flexibility to manage and edit interactive multimedia audio data.

Midisoft Internet Audio Postcard(TM). Midisoft Internet Audio Postcard adds voice to digital snapshots or video files. It includes a player for Internet distribution. .

Midisoft Internet Sound Bar(R) Internet Sound Bar controls sound from the PC desktop. With this product users send Audio Mail, create Audio Notes, annotate digital pictures or video with sound, then distribute their creations on the Internet The software plays CD's and locates and collects all sound and music files on the PC. This functionality is controlled from a Windows-style task bar, positioned on the screen edge.

Market Overview

With proliferation of the Internet as an engaging medium for communication, entertainment and recreation, Midisoft believes the PC will continue to be a platform for creating and experiencing music, sound and video. In the broadest sense, the potential market for the Company's audio and media control software is every PC that ships into a home or business. IDC forecasts unit shipments of PC's to grow 14.1% in 1999 to more than 96 million, with the number of households owning a personal computer, expected to reach 43% in the U. S. This obviously presents substantial segments for music and related applications. The National Association of Music Merchants estimates 62 million amateur musicians reside in the U.S. The Company expects that music tutorials, creation, appreciation and enjoyment with PC's will continue.

The Company also believes that office computer users will become increasingly aware and experienced in using sound effects, such as background music integrated with visual effects in their business presentations

Strategy

Midisoft is deploying a strategy designed to meet the demands of users of music as well as makers of music. For example, the Company recently customized its Desktop Sheet Music product for sale into the Christian music market. The customized version features functionality tailored to the requirements of music pastors and directors. These users of music require sheet music each week for use by soloist performers or choirs. In addition, the product contains a selection of hymns that can be transposed and varied to fit the particular voices or members of a choir. The Company is identifying other music users for similar customization and product sales.

Midisoft believes that the Internet will continue to provide a platform for promoting, marketing and selling music and related products and services MP3, the file format for compression of audio files, is the second most frequently searched for term on the leading Internet search engines, according to Searchterms.com. Jupiter Communications estimates music downloads and other music sales will reach $1.4 billion by 2002. The Company is positioning its Internet Products to exploit these trends. Internet Media Player is a candidate for private labeling on destination and portal websites. The Company has initiated arrangements with content aggregators and providers for the download of the Internet Media Player.

Marketing, Sales and Distribution

The Company markets its products to end users through retail distribution, third-party manufacturers and Internet destinations and portals. Products offered directly to end users include the Company's flagship music products. Music products also have found a home as a product differentiator for sound card and personal computer manufacturers. The uniqueness of the products allows the Company to leverage its audio expertise onto the Internet with Internet Media Player. The Company markets its products principally by attending trade shows, advertising in periodicals oriented toward retailers and end-users, Web advertising and direct mailings.

Distribution

Retail distribution is direct through the Company's Retail Channel Sales group. The Company has a stock balancing program for its retail products that, under certain circumstances, allows for the exchange of products by resellers. The
Company monitors and manages the volume of its sales to retailers and distributors and their inventories as substantial overstocking in the distribution can result in high returns or the requirement of substantial price protection in subsequent periods. A price protection program allows resellers a price reduction from the Company for unsold product. The Company believes it provides adequate reserves for returns and price protection which are based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and reseller inventories and other factors and that its current reserves will be sufficient to meet return and price protection requirements for the foreseeable future. Internationally, retail products are generally sold through republishers.

The Company expanded its presence into Musical Instrument ("MI") stores in 1998. The Company currently has shelf space in the two largest MI chains, Sam Ash and Guitar Center, as well as prominent regional MI resellers. The Company believes that MI retailers generate higher sales per store for these types of products than computer software retailers do.

Direct Sales. The Company has an inside sales group that sells product directly to end users through a toll-free number listed in advertising by the Company. This group is responsible for targeted direct mail marketing and sells product upgrades and accessories to registered customers.

Web Sales. Web sales are an increasingly important channel for the Company. The Company has developed its Internet web site to promote the complete product line and conduct secured online transactions. In addition, the Company has sublicensed certain of its downloadable software products to other Internet stores such as Digital River and c|net.

As part of its sales efforts, the Company generates a marketing database of registered users for direct mail opportunities. Further, the surveying of current users, collation of user feedback from technical support calls, input by customers and the Company's sales force is evaluated in determining the features and function of the next set of product releases in the context of the Company's own strategic planning.

The Company distributes product direct to third-party  manufacturers through its
internal  sales  force.   The  Company  supplies  one  master  disk,  which  the
manufacturer duplicates.

Customer Support: The Company provides a high level of support across the distribution spectrum. Support includes on-site training for third party manufacturers, as well as on-going telephone support. In turn, these groups provide support for their customers directly. The Company also offers free support to end-users of its retail products.

Competition

The software market for audio and music on the PC is highly competitive and rapidly changing. The Company's competitors, many of which have greater financial, marketing and technical resources than the Company, offer similar products and target the same customers. The Company believes its ability to compete depends upon many factors within and outside its control, including the ability to offer product enhancements, functionality, performance, price, reliability, customer support, sales and marketing efforts and distribution. There can be no assurance that competition will not adversely affect future operating results or financial condition.

Manufacturing

The Company utilizes a third-party contractor for assembly and outbound distribution. The Company uses in-house capability for customer order processing, component inventory procurement, material requirements planning and production scheduling. The manufacturing process for software involves duplication  of  software  code  onto  floppy  diskettes  or CD's,  printing  of packaging and documentation and assembly of final packaged products. Manufacturing output can generally be increased rapidly to respond to increases in demand. The Company has experienced occasional delays in manufacturing its products resulting from not consistently remaining within credit terms with some of its vendors The Company has not encountered unusual levels of returns resulting from product defects.

The Company generates and responds to customer demand through Web-based distribution whereby customers order products and download the Company's software directly to their PCs, This eliminates most of the traditional order processing and manufacturing steps. Third-party sales require duplication of the Company's software code onto a CD, generally referred to as a "golden master." The manufacturer then transfers the software code from golden masters onto their hardware.

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

The Company intends to maintain the integrity of its trade name, trademarks, copyrights and other proprietary rights against unauthorized use and to protect against infringement and unfair competition where circumstances warrant.

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

Employees

The Company, as of March 17, 1999, employed 18 employees. Of these, 8 are employed in administration, 4 in product development and 6 in sales and marketing. Employees are covered by confidentiality agreements, and no employee has an employment contract. None of the Company's employees are represented by a union or other bargaining group. The Company believes it maintains good employee relations.

Dividends

The Company has declared no dividends on its Common Stock since its inception. It is the present policy of the Company to retain earnings and capital for use in its business. Any payment of dividends on the Common Stock in the future will be dependent upon the Company's financial restrictions, if any, under debt obligations, as well as other factors that the Board of Directors may deem relevant.

Forward-Looking Statements

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and such statements are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (a) the development of new music, strategic and Internet products,
(b) the expansion of domestic and international marketing, sales and distribution programs, (c) the continued protection of proprietary technologies and (d) the ability to fund continued operations out of existing working capital, additional capital infusion and cash flow from future operations. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to develop and introduce new music, strategic and Internet products on a timely basis, that rapid changes in technology will not make the Company's products obsolete or otherwise reduce their ability to compete in the marketplace, that competitive conditions within the industry will not change materially or adversely, that the use of multimedia PC's in homes and small offices will continue to grow, that management's decision to focus the Company's resources on music and sound products will reduce certain expenses from the levels which were experienced in 1997 and 1998, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 2. DESCRIPTION OF PROPERTY

The Company's principal offices are located in approximately 17,000 square feet of office space in Issaquah, Washington, which the Company leases pursuant to a lease expiring in April 2000 with an option to extend through April 2002. The Company currently pays $25,725 per month under its lease agreement. The Company considers its leased properties to be in good condition, well maintained, and generally suitable and adequate for its present and foreseeable future needs.

Item 3. LEGAL PROCEEDINGS

In 1997, an entity which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregated in excess of $1 million. The parties reached an agreement in July 1998 outside of arbitration. In exchange for the mutual release of all claims and counterclaims, the Company agreed to provide consideration of $420,000, $25,000 in cash and the remainder comprised of forgiveness of $112,000 in debt and issuance of approximately 630,000 Midisoft common shares. The Company agreed to file a registration statement for these shares within 30 days after final authorization by the shareholders in 1998, but has not filed the registration statement as of this date. Midisoft intends to file a registration statement at the earliest possible date. $20,000 of the $25,000 has been paid. The debt of $112,000 has been fully reserved and $283,000 for the additional common shares has been booked as of December 31, 1998. Midisoft agreed to remove restrictive legends on 166,667 of previously issued shares. It is anticipated that the releases and consideration will be exchanged in 1999.

In March 1997, a former sales representative ("Plaintiff") filed suite in Michigan against Midisoft under a certain manufacturer's representative agreement ("Agreement") entered into between the parties in November 1994. Plaintiff claims that the Company breached the Agreement by failing to pay commissions and is seeking damages in excess of $75,000. Midisoft denies that it failed to pay commissions under the Agreement and is asserting counterclaims for over payments and return credits. Damages asserted by the Company equal the damages claimed by the Plaintiff. The parties are awaiting a trial date, which is reportedly to occur sometime in April 1999. The ultimate outcome cannot be determined at this time, but the Company believes that it has meritorious defenses and is vigorously defending against the claim.

On April 3, 1997 the Company began arbitration proceedings against a former customer. On September 24, 1997, the Company was awarded a judgement in the amount of $194,983.37 against the former customer. The amount of the award represents the sum of 1) $160,000.00, the unpaid portion of the base annual license royalty under the Company's OEM License Agreement and 2) $34,983.37, representing interest on the unpaid installments from their respective due dates through the date of the award computed at 12% per annum. In November 1998, the former customer had exhausted its appeals when the Washington State Court of Appeals denied the former customer's appeal motion, thereby terminating the appellate process. In March 1999, the Company amended the judgement to add attorneys' fees and interest accrued since the original judgement was entered. The total amount of the amended judgement is $247,925.34. The Company has engaged a California law firm to enforce judgement in the state of California, the headquarters location of the former customer.

As of December 31, 1998, the Company had $345,000 of accounts payable that were current, $37,000 extended to between 31 and 60 days and $799,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cash. The Company has entered into plans to extend payments beyond due dates in the original purchase orders. There is no certainty that the Company will be able to continue to meet extended payment terms. The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $401,000. Twelve of these vendors have initiated litigation for claims totaling $131,000 and 8 of these have received judgments totaling approximately $95,000. The Company has reached settlement agreements with some vendors and is negotiating with the remainder. Some vendors have stopped making sales to the Company and others have required cash on delivery terms.

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

Selection of Independent Accountants - The selection of PricewaterhouseCoopers LLP as the Company's independent accountants was ratified. The results of the vote were 5,593,913 FOR and 33,898 AGAINST with 13,280 abstentions and 186,751 broker non-votes.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information. The Company's Common Stock is traded under the symbol "MIDI". The Company's Common Stock was quoted on the Nasdaq National Market through September 9, 1997. Since that time, the Common Stock has traded on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid prices, as reported, from January 1, 1997 through December 31, 1998. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions. As of March 17, 1999, the number of holders of record of the Company's Common Stock was approximately 1,567. Since certain of the shares of Common Stock are held in street name, there may be additional beneficial holders of the Company's Common Stock.

                                            High              Low
                                            ----              ---
     1997
   First quarter                         $ 2.5000        $  1.1250
   Second quarter                          2.0000           1.0625
   Third quarter                           4.6250           3.0313
   Fourth quarter                          1.6250           0.4375

     1998
   First quarter                         $ 1.2500        $  0.6250
   Second quarter                          0.8125           0.3125
   Third quarter                           1.0000           0.3750
   Fourth quarter                          0.7500           0.2300

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

General

The Company's revenues include sales of software and software licenses net of sales returns. Cost of revenues includes the costs of manuals, software duplication, packaging materials, assembly, paper goods, shipping, amortization of software development costs and royalty fees paid to licensors of third-party software bundled with the Company's products.

Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development effort. Software development costs are expensed as incurred.

Revenue from products licensed to OEMs consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for fixed fee revenue recognition under American Institute of Certified Public Accountants' Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2) is satisfied. These criteria include, but are not limited to, delivery of the software master, the Company's lack of other significant obligations to the customer and a determination that the collectability of the amount due is probable. Contracts that do not meet the fixed fee revenue recognition criteria in SOP 97-2 included in deferred revenue are recognized as revenue on the installment basis as payments from customers are received, or until the Company has no significant obligations. Additional royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment from the OEMs. Revenue from sales to distributors, other resellers and end-users net of a provision for anticipated returns, is recognized when the products are shipped. The allowance for returns is evaluated each quarter taking into consideration, among other things, known return requests from distributors, anticipated return requests based on the distributor's rate of product sale, returns due to product upgrades and historical distributor return patterns.

During 1997 and 1998, the Company's research and development, marketing and sales efforts were focused upon the Company's core technologies in sound and music. The Company has continued to reduce its reliance on technology licensed from others through internal development of superior technologies or through direct acquisition of desirable technologies.

At December 31, 1998, the Company had Federal net operating loss carryovers of approximately $26.1 million, which expire beginning 2008. In certain circumstances, as specified in Section 382 of the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carryforwards. An investor owns $3,000,000 in principal amount of convertible debentures and associated warrants and has the right to purchase an additional $1,000,000 in convertible debentures by June 1999. If the debenture holder were to exercise all its warrants and convert all the debt it holds, a change in control of the Company would result.

Seasonality

Sales to distributors tend to be greater in the third and fourth quarter as consumers buy software to supplement their holiday computer hardware purchases. OEM sales are concentrated in a small number of large customer contracts and tend to occur sporadically. Direct sales generally increase when software upgrades become available.

Comparison of Years Ended December 31, 1998 and 1997

Sales for 1998 were $1.8 million compared to $3.0 million in 1997. Sales to software distributors and resellers, together with direct sales, represented 79% and 70% of sales for the years ended December 31, 1998 and 1997, respectively. OEM sales represented 21% and 30% during the same periods. Sales to distributors and resellers were lower in part from higher returns and lower units sales in 1998 compared to 1997. The Company believes that the decline in OEM sales is substantially related to significant industry-wide reductions in PC prices, which began in the fourth quarter of 1997. These pricing pressures persisted during 1998. In this light, actions by the Company's OEM customers to reduce their costs and number of suppliers has adversely affected the Company's OEM sales in 1998 compared to 1997. The Company has responded by repositioning its OEM products to take advantage of enhanced internet-based functionality and by pursuing partnerships with internet content aggregators. International sales accounted for 8% of the Company's revenues in 1998 compared to 13% of revenues in 1997 resulting from the Company's continued emphasis on US sales in 1998.

Gross profit for 1998 was $1.1 million, a decrease of $0.2 million, compared to $1.3 million for the prior year. As a percentage of net revenues, gross profit increased to 62% in 1998 from 45% in 1997. Gross profits, in general, are affected by the mix of OEM licensing sales versus music product sales as well as the mix within music products. The retail channel and inside sales channel for music products consist of boxed product. OEM costs of sales generally consist of one master CD from which OEMs duplicate the Company's software. Accordingly, gross profit is higher on OEM sales compared to sales into other channels. Costs were lower in 1998 compared with the same period in the prior year due primarily to the absence of software amortization expense in 1998. Software amortization costs for the year ended December 31, 1997 were $455,000. These assets were fully amortized in 1997. Without amortization expense, cost of sales for the year ended December 31, 1997 would have been 40% as compared to 38% in 1998. Contributing to gross margin increase was the elimination of software amortization expenses offset by a higher level of returns and a change in sales mix, reflecting lower OEM sales, in 1998 compared to 1997. Also, increased cost of goods sold in 1998 resulted in part from higher unit production and component costs resulting from lower volumes and smaller order quantities. The Company has kept royalty costs low as it has concentrated on internal development of sound and music software.

Research and development expenses for 1998 were $626,000, a decrease of $362,000 compared to $988,000 for 1997. As a percentage of net revenues, research and development expenses increased to 36% in 1998 from 33% in 1997. This reflects the Company's commitment to sustain internal development of its industry leading software for the production and management of sound and music. The Company's continued investment in product development reflects commitments to continually introduce new or improved products.

Sales and marketing expenses for 1998 were $1.2 million, a decrease of $0.6 million, compared to $1.8 million for 1997. As a percent of net revenues, sales and marketing expenses increased to 68% in 1998 from 61% in 1997. Principal cost reductions were in sales and marketing employees, advertising, and trade shows. The increase in sales and marketing expense as a percentage of sales resulted from lower sales. The reduction in expense levels reflects the Company's continuing emphasis on cost controls and targeting marketing and sales efforts into direct sales channels.

General and administrative expenses for 1998 were $1.9 million, a decrease of $200,000, compared to $2.2 million for 1997. As a percentage of net revenues, these expenses for 1998 increased to 106% from 72% in 1997. The increase in general and administrative expense as a percentage of sales is due to lower sales in 1998. G&A expense is comprised mainly of fixed obligations and the Company is endeavoring to reduce these costs by restructuring certain lease agreements, reducing insurance, legal and other professional services fees.

Interest expense for 1998 was $1.6 million, an increase of $0.6 million compared to $1 million in 1997. The increase in interest expense results from non-cash charges relating to the intrinsic value of in-the-money conversion options related to the convertible debentures and detachable warrants issued by the Company in 1998.

Liquidity and Capital Resources

As of December 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $270,000 and net accounts receivable of $183,000. As of December 31, 1998, working capital was negative $1.2 million.

The Company's operating activities used cash of $1.5 million for the year ended December 31, 1998 due primarily to operating losses of $2.6 million.

Current assets decreased $358,000 to $610,000 at December 31, 1998 from $968,000 at the end of 1997. The decrease was due to reductions of accounts receivable, inventories and prepaid expenses totaling $538,000, offset by an increase in cash of $180,000. Long term assets decreased $117,000 to $367,000 at December 31, 1998 from $484,000 at the end of 1997. This decrease resulted largely from depreciation of fixed assets. There were no significant additions to fixed assets in 1998. The total of current liabilities and deferred revenue were $1.8 million at December 31, 1998, an increase of $0.1 million from the balance at December 31, 1997 of $1.7 million. An increase in accounts payable of $200,000 in 1998 was partially offset by a decrease of $100,000 in other accrued expenses. Shareholders' equity decreased $2.1 million to negative $3.2 million at December 31, 1998 from a negative $1.1 million at the end of 1997. The change in equity resulted from a net loss recorded in 1998 of $4.2 million, partially offset by additions to equity for the issuance of stock in settlement of claims and outstanding accounts payable of $300,000 and $1.7 million, reflecting the fair value of warrants and the intrinsic value of convertible debentures, both associated with the securities purchase agreement executed October 28, 1997, as described below.

On October 28, 1997, the Company entered into a Securities Purchase Agreement, which was amended on January 7, 1998, (the "Agreement") with an unrelated third party (the "Lender"). The Agreement provides for the sale of $2 million of convertible debentures with the option for an additional $2 million through June 1999. The Company sold $500,000 of debentures on each of October 28, 1997, November 28, 1997, January 9, 1998 and January 28, 1998. The first $1 million in debentures sold are convertible into a total of 1,666,667 shares of Common Stock and were issued with warrants to purchase an additional 833,333 shares of Common Stock at a price of $1.50 per share. The second $1 million in debentures sold are convertible into a total of 1,923,077 shares of Common Stock and were issued with warrants to purchase an additional 961,538 shares of Common Stock at a price of $1.25 per share. The debentures bear interest at the rate of 1% per annum payable in cash or, at the Company's option, in shares of Common Stock. The Company is obligated to pay a finder's fee of 3% of the money raised as that money is received by the Company. The Company has the right to redeem these debentures at any time prior to conversion for an amount equal to the sum of the outstanding principal amount plus accrued interest plus a redemption premium which increases from 7% of the principal amount if redeemed within 45 days from issuance to 25% of the outstanding principal amount if the redemption date is more than 90 days from the issuance date. For so long as the debentures are outstanding or the Lender owns at least 25% of the Company's outstanding Common Stock, the Lender shall have the right to (i) approve certain merger or acquisition transactions, (ii) appoint two of the Company's five directors with the Company's concurrence and (iii) purchase any equity securities the Company may propose to sell. The first of the Lender's board positions was filled by Mr.
J. Larry Smart, President and Chief Executive Officer of Visioneer, Inc., a public company. The second position has been filled by Mr. Robert Orbach, President and founder of B. Orbach, Inc.

The Company and the debenture holder amended the Securities Purchase Agreement, with respect to the proposed June 15, 1998 sale of $1,000,000 of convertible debentures, to provide for the sale of up to $1,000,000 of Senior Convertible Secured Notes in 1998. The first $500,000 of these notes are for five years and bear interest at the rate of one percent (1%) per annum, payable in cash annually on the anniversary date of the notes. These notes are convertible into 2,500,000 shares of Common Stock. The note holder also received five year warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.75 per share. The notes will be secured by first, prior and perfected interests in all intellectual property rights, fixed assets and contracts for product delivery. The note holder had the option to purchase an additional $500,000 of notes with terms and conditions similar to those referenced above, with a conversion price equal to forty-seven percent (47%) of the value of each share of common stock for the ten trading days prior to exercise of the conversion option. This option was exercised in two installments. The Company sold $250,000 of these notes in December 1998 and a like amount in March 1999. Each of these notes are convertible into 1,000,000 shares of Common Stock. The note holder also received five year warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.75 per share with each note.

The debenture holder has the right to purchase an additional $1,000,000 of convertible debentures in 1999. If the debenture holder were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company would result.

Simultaneous with the execution of the original Agreement, the Company entered into a Registration Rights Agreement with the Lender, whereby the Company agreed to use its reasonable best efforts to file a registration statement to register the Common Stock which is issuable upon the conversion and exercise of the debentures and warrants. The Company has agreed that it will bear all costs associated with such registration, excluding underwriting commissions or discounts.

In September 1997, the Company received $250,000 for which it was to issue a 5% convertible note due September 1998 (the Note). The Note and accrued interest were to be convertible into common stock at a conversion price of $0.65 per share, at the option of the holder, at any time after October 30, 1997 through maturity. A debt discount of $135,000 was recorded related to the intrinsic value of the in-the-money conversion option at the close of the debt transaction. The discount was expensed on October 30, 1997. The note agreement has not been executed and the lender has requested changes to certain terms of the agreement. The Company expects that the final agreement will provide for a convertible note bearing interest from 5% to 8% with a conversion price of $0.65 per share, maturing in two to three years.

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

Trade Debt and Other Matters

As of December 31, 1998, the Company had $345,000 of accounts payable that were current, $37,000 extended to between 31 and 60 days and $799,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cash. The Company has entered into plans to extend payments beyond due dates in the original purchase orders. There is no certainty that the Company will be able to continue to meet extended payment terms. The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $401,000. Twelve of these vendors have initiated litigation for claims totaling $131,000 and 8 of these have received judgments totaling approximately $95,000. The Company has reached settlement agreements with some vendors and is negotiating with the remainder. Some vendors have stopped making sales to the Company and others have required cash on delivery terms.

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

YEAR 2000

The Year 2000 or Y2K problem is somewhat predictable in its timing, but unpredictable in its effects. In order to conserve limited computer memory, many computer systems, software programs, and other microprocessor dependent devices were created using only two digit dates, such that 1998 was represented as 98. These systems may not recognize certain 1999 dates, and the year 2000 and beyond, with the result that processors and programs may fail to complete the processing of information or revert back to the year 1900. As we approach the year 2000, we expect computer systems and software used by many companies in a wide variety of applications to experience operating difficulties unless they are modified or upgraded to process information involving, related to, or dependent upon the century change. Failures could incapacitate systems essential to the functioning of commerce, building systems, consumer products, utilities, and government services locally as well as worldwide. Significant uncertainty exists concerning the scope and magnitude of problems associated with Y2K.

State Of Readiness

The Company has established a Y2K Task Force to address these risks. The Y2K Task Force, comprised of the CEO, CFO and Director of Information Technology, is leading the Year 2000 risk management efforts. The Y2K Task Force is coordinating the identification and testing of computer hardware and software applications, with a goal to ensure availability and integrity of the information systems and the reliability of the operational systems utilized by the Company.

Year 2000 Project Methodology and Approach

The Year 2000 Project at Midisoft Corporation uses the following five-phase methodology and approach:

The first two phases are "work in progress" and are being updated in an ongoing basis.

Phase I - Inventory. Collect a comprehensive list of components that may be affected by the Year 2000 issues. Components are categorized into facilities, hardware, software, and services.

Phase II - Assessment. Evaluate the inventory to determine which components will function properly with the turn of the century and rank components based on their potential impact to the company. Each component is assigned priority as follows:

Critical ("1"):        Will potentially  impair the company's ability
                       to do business should the component fail.


Important ("2"):       Will adversely affect some productivity should the
                       component fail.

Inconvenient ("3"):    Will cause minor inconvenience should the component fail.

Non-Essential ("4"):   Will have no impact should the component fail.

Based on assigned priorities from Phase I and II, the following phases will be carried out to the critical (priority 1) components first, followed by important (priority 2) components, then inconvenient (priority 3) components and finally non-essential (priority 4) components if resources and time are available. The Company is committed to complete testing of all critical and important components before August 31, 1999.

Phase III - Remediation. Analyze all components affected by Year 2000, identifying problem areas and repairing / replacing non-compliant components.

Phase IV - Testing. Thorough testing of all affected systems, including present and future date testing to simulate Year 2000 dates.

Phase V - Implementation. Place all components that have been successfully tested into production.

Year 2000 Testing Criteria and Tools Utilized

Information systems are being tested with a licensed software program; a diagnostic tools designed for personal computers and servers that will identify Y2K issues related to computer hardware, software and data. To date, this testing appears to have been successful and has yielded no significant problems. With the constant introduction of new computer equipment and software, information systems testing will continue throughout the year.

          The company uses different test criteria and test dates for different computing platforms.

          Hardware: On PC and LAN server hardware platforms, Midisoft has adopted the NSTL's Ymark2000 test program during the assessment phase to identify non compliant hardware. NSTL, a division of McGraw-Hill Companies, is a leading independent testing facility for the computer industry.

          Software: During the remediation and testing phases, Midisoft has adopted GMT's Check2000 PC Deluxe for testing and corrective actions.

Microsoft products are also being tested using the Microsoft Product Analyzer available from their web site at www.microsoft.com/y2k. This program checks all Microsoft products installed against their online database that contains the latest results from their internal testing.

Data: Check2000 PC Deluxe will be used to identify and examine individual data in a variety of storage formats. Data files with potential date issues will be identified and presented to the user for ranking to determine the importance of each file detected. Based on this ranking, all critical and important files will be analyzed for non-compliant dates and corrected accordingly.

Year 2000 Supplier and Partner Status

The company does not currently utilize Electronic Data Interchange (EDI) with any of its partners or vendors but will thoroughly test any EDI situation that may arise between now and March 1, 2000.

Suppliers and Partners have been identified and ranked based on the same criteria as phase II.

Critical ("1"):        Will potentially  impair the company's ability
                       to do business should the supplier / partner fail.

Important ("2"):       Will adversely affect some productivity should
                       the supplier / partner fail.

Inconvenient ("3"):    Will  cause  minor  inconvenience  should the
                       supplier / partner fail.

Non-Essential ("4"):   Will have no impact should the supplier / partner fail.

If critical suppliers do not satisfy the companies Year 2000 compliance requirements, alternative suppliers will be identified. As a contingency plan, inventory levels may be raised prior to December 1999 to assure continued delivery of products to customers through March 2000.

Risks

In the event such third parties cannot provide the with products, services, or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase, the Company's products or services, the Company's business, results of operations, and financial position would be materially adversely affected. The Company is assessing these risks and in some cases has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties' failure to remediate their own Year 2000 issues. There can be no assurance the Company will identify and remediate all significant Year 2000 risks, or that such risks will not have a material adverse effect on the Company's business, results of operations, or financial position. Accordingly, the Company will continue to develop contingency plans in anticipation of unexpected Year 2000 events. Based on its assessment of year 2000 risks to date, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues.

Contingency Plans

Since the Year 2000 problem is pervasive, few, if any, companies can make absolute assurances that they will identify and remediate all Y2K risks. Accordingly, the Company expects the risk assessment and contingency planning to remain an ongoing process leading up to and beyond the year 2000. In addition, the potential Year 2000 problem is being addressed as part of the Company's overall emergency preparedness program that includes contingency planning for other potential major catastrophes like earthquakes, fires and floods.

The Companies approach to Financial Risk Transfer has two main areas of focus. Secure the broadest insurance coverage available at a reasonable cost and avoid exclusions or restrictions of coverage, if possible. Explore other Financial Risk Transfer products and/or Y2K specific insurance coverage to the extent that it becomes available at economically feasible levels.

Estimated Costs

The Company is continuing to assess the potential impact of the century change on its business, results of operations, and financial position. The total cost of these Year 2000 compliance activities is not anticipated to be material to the Company's financial position or its results of operations. The cost of internal resources dedicated to the Year 2000 has not been estimated at this time.

Subsequent Events

As discussed above, in March 1999 the Company issued 1% convertible debentures in exchange for $250,000. The debentures are convertible into a total of 1,000,000 shares of Common Stock and carry detachable warrants to purchase an additional 500,000 shares of Common Stock at $0.75 per share. The debentures mature in March 2004.

ITEM 7.  FINANCIAL STATEMENTS


                        Report of Independent Accountants



To the Board of Directors
and Shareholders of
Midisoft Corporation


In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Midisoft Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


PricewaterhouseCoopers LLP
Seattle, Washington
April 14, 1999

Midisoft Corporation
Balance Sheet
--------------------------------------------------------------------------------

                                                                                                               December 31,
                                                                                                         1998                1997
Assets
Current assets
    Cash and cash equivalents                                                                      $    270,000        $     90,000
    Accounts receivable, net                                                                            183,000             574,000
    Inventories                                                                                         115,000             222,000
    Prepaids and other                                                                                   42,000              82,000
                                                                                                   ------------        ------------
        Total current assets                                                                            610,000             968,000

Long-term receivable                                                                                    195,000             195,000
Property and equipment, net                                                                             116,000             239,000
Debt issuance costs, net of accumulated amortization
    of $23,000 in 1998 and $0 in 1997                                                                    56,000              50,000
                                                                                                   ------------        ------------
                                                                                                   $    977,000        $  1,452,000
                                                                                                   ------------        ------------
Liabilities and Shareholders' Deficit
Current liabilities
    Trade accounts payable                                                                         $  1,181,000        $    969,000
    Current portion of long-term debt                                                                   250,000             250,000
    Accrued wages and payroll taxes                                                                      93,000             100,000
    Other accrued expenses                                                                              273,000             391,000
    Deferred revenue                                                                                      6,000              30,000
                                                                                                   ------------        ------------
        Total current liabilities                                                                     1,803,000           1,740,000
                                                                                                   ------------        ------------
Long-term debt, net of discount                                                                       2,258,000             740,000
                                                                                                   ------------        ------------

Warrant obligations                                                                                      81,000              81,000
                                                                                                   ------------        ------------
Commitments and contingencies (Notes 11, 12 and 13)

Shareholders' deficit
    Preferred  stock,  Series A  convertible,  no par  value;  2,500,000 shares authorized, zero issued and outstanding in 1998 and 1997
    Common stock, no par value;  25,000,000 shares authorized,  7,251,000 issued and outstanding in 1998 and 6,359,000 issued
    and outstanding in 1997                                                                          20,488,000          20,165,000
    Additional paid-in capital                                                                        3,026,000           1,245,000
    Notes receivable from shareholders                                                                 (191,000)           (191,000)
    Accumulated deficit                                                                             (26,488,000)        (22,328,000)
                                                                                                   ------------        ------------
        Total shareholders' deficit                                                                  (3,165,000)         (1,109,000)
                                                                                                   ------------        ------------
                                                                                                   $    977,000        $  1,452,000
                                                                                                   ------------        ------------


                 See accompanying notes to financial statements.

Midisoft Corporation
Statement of Operations
--------------------------------------------------------------------------------

                                                            December 31,
                                                       1998             1997

Revenues                                           $ 1,760,000      $ 3,004,000

Cost of revenues                                       672,000        1,659,000
                                                   -----------      -----------

Gross profit                                         1,088,000        1,345,000
                                                   -----------      -----------

Operating expenses
    Sales and marketing                              1,190,000        1,842,000
    General and administrative                       1,864,000        2,151,000
    Research and development                           626,000          988,000
                                                   -----------      -----------
        Total operating expenses                     3,680,000        4,981,000
                                                   -----------      -----------
Operating loss                                      (2,592,000)      (3,636,000)

Interest expense                                    (1,565,000)      (1,035,000)
Interest income                                         17,000            6,000
Other expense                                          (20,000)         (64,000)
                                                   -----------      -----------
Net loss                                           $(4,160,000)     $(4,729,000)
                                                   -----------      -----------
Basic and diluted net loss per share               $     (0.64)     $     (0.79)
                                                   -----------      -----------
Weighted-average shares outstanding                  6,457,000        6,014,000
                                                   -----------      -----------


                 See accompanying notes to financial statements.

Midisoft Corporation
Statement of Changes in Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------


                                       Preferred stock            Common stock         Additional      Notes
                                    --------------------    -----------------------     paid-in   receivable from
                                    Shares      Amount        Shares        Amount      capital     shareholders
Balance at December 31, 1996         1,100   $ 1,100,000    5,345,000   $18,733,000   $       --    $       --

Stock options exercised in
    exchange for a note receivable                            175,000       191,000                   (191,000)
Preferred stock converted           (1,100)   (1,100,000)     776,000     1,141,000
Common stock issued                                            63,000       100,000
Warrants issued with
    convertible debt                                                                     273,000
In the money conversion option
    on convertible debt                                                                  862,000
Warrants issued for debt
    and services                                                                         110,000
Net loss
                                     -----   -----------    ---------   -----------   ----------    ----------

Balance at December 31, 1997            --            --    6,359,000    20,165,000    1,245,000      (191,000)

Common stock issued                                            91,000
Common stock issued in
    settlement of claims                                      650,000       283,000
Common stock issued in
    settlement of accounts payable                            128,000        38,000
Exercise of stock options                                      23,000         2,000
Warrants issued with
    convertible debt                                                                     416,000
In the money conversion option
    on convertible debt                                                                1,334,000
In the money options granted                                                              31,000
Net loss
                                     -----   -----------    ---------   -----------   ----------    ----------
Balance at December 31, 1998            --   $        --    7,251,000   $20,488,000   $3,026,000    $ (191,000)
                                     -----   -----------    ---------   -----------   ----------    ----------


                                                           Total
                                                       shareholders'
                                        Retained          equity
                                         deficit         (deficit)
Balance at December 31, 1996          $(17,558,000)    $ 2,275,000

Stock options exercised in
    exchange for a note receivable                              --
Preferred stock converted                  (41,000)             --
Common stock issued                                        100,000
Warrants issued with
    convertible debt                                       273,000
In the money conversion option
    on convertible debt                                    862,000
Warrants issued for debt
    and services                                           110,000
Net loss                                (4,729,000)     (4,729,000)
                                      ------------     -----------

Balance at December 31, 1997           (22,328,000)     (1,109,000)

Common stock issued                                             --
Common stock issued in
    settlement of claims                                   283,000
Common stock issued in
    settlement of accounts payable                          38,000
Exercise of stock options                                    2,000
Warrants issued with
    convertible debt                                       416,000
In the money conversion option
    on convertible debt                                  1,334,000
In the money options granted                                31,000
Net loss                                (4,160,000)     (4,160,000)
                                      ------------     -----------
Balance at December 31, 1998          $(26,488,000)    $(3,165,000)
                                      ------------     -----------

                 See accompanying notes to financial statements.

Midisoft Corporation
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          Year ended December 31,
                                                                                                          1998               1997
Cash flows from operating activities
    Net loss                                                                                         $(4,160,000)       $(4,729,000)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                      127,000            657,000
      Amortization of debt discount & debt issuance costs                                              1,541,000            875,000
      Warrants issued for debt and services                                                                                 110,000
      Common stock issued in settlement of claims                                                        283,000
      In the money options granted                                                                        31,000
      Changes in operating assets and liabilities:
        Decrease in accounts receivable, net                                                             391,000            708,000
        Decrease in inventories                                                                          107,000            720,000
        Decrease in prepaids and other                                                                    40,000            200,000
        Increase in long-term receivable                                                                                   (195,000)
        Increase in trade accounts payable                                                               250,000            278,000
        Decrease in accrued wages and payroll taxes                                                       (7,000)           (86,000)
        (Decrease) increase in other accrued expenses                                                   (118,000)           273,000
        Decrease in deferred revenue                                                                     (24,000)          (791,000)
        Increase in warrant obligations                                                                                      81,000
                                                                                                     -----------        -----------
           Net cash used in operating activities                                                      (1,539,000)        (1,899,000)
                                                                                                     -----------        -----------
Cash flows from investing activities
    Additions to property and equipment                                                                   (4,000)           (20,000)
                                                                                                     -----------        -----------
           Net cash used in investing activities                                                          (4,000)           (20,000)
                                                                                                     -----------        -----------
Cash flows from financing activities
    Stock options exercised                                                                                2,000
    Issuance of common stock                                                                                                100,000
    Proceeds from issuance of long-term debt and warrants,
      net of debt issue costs                                                                          1,721,000          1,200,000
                                                                                                     -----------        -----------
           Net cash provided by financing activities                                                   1,723,000          1,300,000
                                                                                                     -----------        -----------
Net increase (decrease) in cash and cash equivalents                                                     180,000           (619,000)

Cash and cash equivalents, beginning of year                                                              90,000            709,000
                                                                                                     -----------        -----------
Cash and cash equivalents, end of year                                                               $   270,000        $    90,000
                                                                                                     ===========        ===========
                       Supplemental cash flow information

Cash paid during year for interest                                                                   $        --        $    58,000
                                                                                                     ===========        ===========
See Note 15 for supplemental information of noncash financing activities.

                 See accompanying notes to financial statements.

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

1.   Organization and business

     Midisoft Corporation (the Company) is a provider of innovative applications for the use of sound on the personal computer (PC). The Company was incorporated in Washington in 1986 and introduced its first product, Midisoft Studio, in that year. The Company has focused its product lines to include music learning and creativity and the integration of sound and media in today's PC environment. The Company divides these product lines into two development categories, music products and strategic products. The Company's music products enable users to enjoy, explore, learn, create and share music. The Company pioneered the development of MIDI technology, including the ability of users to instantly view musical notation of sounds played through a piano keyboard, or other MIDI-equipped instrument, linked to a PC. Midisoft's strategic products promote the convergence of sound with other technologies into the personal computer desktop, allow users to enhance their computing experience, and communicate more effectively with and through computers. The Company markets its products on a worldwide basis to (i) original equipment manufacturers (OEMs), which "bundle" one or more of Midisoft's products with their own products, (ii) distributors and resellers, which directly supply the retail distribution channel, and (iii) end users, catalog companies, and businesses.

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

2.   Significant accounting policies

     Revenue recognition

     Revenue from products licensed to OEMs consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for fixed fee revenue recognition under Statement of Position No. 97-2, Software Revenue Recognition, (SOP 97-2) are satisfied. These criteria include, but are not limited to, delivery of the software master, the Company's lack of other significant obligations to the customer and a determination that collectibility of the amount due is probable. Revenues on contracts which do not meet the fixed fee revenue recognition criteria in

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     SOP 97-2 are included in deferred revenue in the accompanying balance sheet and are recognized as revenue on the instalment basis as payments are received or until the Company has no significant obligations. Additional royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment and payment from the OEMs. Revenue from sales to distributors, other resellers and end users, net of a provision for anticipated returns, is recognized when the products are shipped. The allowance for returns is evaluated each quarter taking into consideration, among other things, known return requests from distributors, anticipated return requests based on the distributor's rate of product sale, returns due to product upgrades and historical distributor return patterns.

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

     Advertising costs

     The Company generally provides for cooperative advertising at agreed-upon rates. Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $330,000 and $449,000 for the years ended December 31, 1998 and 1997, respectively.

     Research and development

     Research and development expenses consist principally of payroll and related expenses for design and development of the Company's products. Research and development costs related to these activities are expensed as incurred.

     Income taxes

     The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

     Net loss per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share. FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The adoption of FAS 128 did not have a material impact on the Company's earnings per share. Net loss per share assuming dilution for the years ended December 31, 1998 and 1997 is equal to basic net loss per share due to the fact that the effect of common stock equivalents outstanding during the periods is anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share:

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                  Year ended December 31,
                                                     1998           1997

     Numerator:

     Net loss                                   $(4,160,000)   $(4,729,000)
     Less:  Preferred stock dividends                              (41,000)
                                                -----------    -----------
                                                $(4,160,000)   $(4,770,000)
                                                -----------    -----------

     Denominator:

     Weighted-average shares                      6,457,000      6,014,000
                                                -----------    -----------

     Basic and diluted net loss per share       $     (0.64)   $     (0.79)
                                                -----------    -----------


     Common stock equivalents, consisting of warrants, stock options and convertible securities, are anti-dilutive, and are detailed in Note 10.

     Cash and cash equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments classified as cash equivalents are stated at the lower of cost or market, which approximates fair value.

     Inventories

     Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company continuously reviews its inventories for obsolete, slow-moving and nonsalable items and establishes a reserve for such items.

     Property and equipment

     Property and equipment are recorded at cost less accumulated depreciation and amortization, and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over shorter of the economic useful lives or the term of the lease.

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

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

     The carrying values of cash and cash equivalents and other assets and liabilities (such as accounts receivable and payable) approximate fair value at December 31, 1998 and 1997.

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

     Stock compensation

     The Company accounts for stock-based employee compensation under the provisions of FAS 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from nonemployees.

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

3.   Accounts receivable and major customer information

     The Company operates a single business segment. During 1998 and 1997, the Company had revenue from foreign customers of $147,000 and $391,000, respectively. Foreign sales as a percentage of the Company's total revenue in 1998 and 1997 were 8% and 13%, respectively. In 1998 and 1997, separate domestic reseller customers accounted for revenues of $1,079,000 and $1,835,000, respectively, equal to 61% of the Company's total revenue in the periods. During 1998, one customer accounted for 46% of total revenue.

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     Accounts receivable are summarized as follows:

                                                         December 31,
                                                      1998           1997

     OEM's                                       $    17,000    $   137,000
     Resellers and other                             411,000        930,000
                                                 -----------    -----------
                                                     428,000      1,067,000

     Less:  Allowance for doubtful accounts          (72,000)      (260,000)
     Less:  Allowance for warranty and returns      (173,000)      (233,000)
                                                 -----------    -----------
                                                 $   183,000    $   574,000
                                                 ===========    ===========


     Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly instalments. At December 31, 1998 and 1997, OEM accounts receivable amounts not yet due were $1,000 and $16,000, equal to 6% and 12%, respectively, of total OEM receivables. At December 31, 1998 and 1997, reseller accounts receivable amounts not yet due were $257,000 and $425,000 equal to 60% and 46%, respectively, of total reseller receivables.

     The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, Singapore, Korea and Japan. Domestic customers comprised $415,000 and $1,054,000 of accounts receivable at December 31, 1998 and 1997, respectively. Foreign customers comprised $13,000 of accounts receivable at December 31, 1998 and 1997. At December 31, 1998 and 1997, four customers accounted for an aggregate balance of $359,000 and $807,000 of accounts receivable, respectively.

4.   Inventories

     Inventories are summarized as follows:

                                                         December 31,
                                                     1998           1997

     Raw materials and work-in-process            $ 106,000      $ 212,000
     Finished goods                                  29,000         75,000
     Less:  Allowance for obsolescence              (20,000)       (65,000)
                                                  ---------      ---------
                                                  $ 115,000      $ 222,000
                                                  ---------      ---------

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

5.   Property and equipment

     Property and equipment are summarized as follows:

                                                       December 31,
                                                   1998              1997

     Equipment                                $   925,000      $   925,000
     Furniture                                     91,000           93,000
     Leasehold improvements                        30,000           30,000
                                              -----------      -----------

     Property and equipment, at cost            1,046,000        1,048,000

     Less:  Accumulated depreciation             (930,000)        (809,000)
                                              -----------      -----------
                                              $   116,000      $   239,000
                                              -----------      -----------

6.   Bank credit line facility

     The Company's bank line-of-credit matured May 18, 1998 and was not renewed.

7.   Other accrued expenses

     The following table summarizes the components of the other current liabilities:

                                                          December 31,
                                                      1998           1997

     Accrued tax liabilities                       $133,000        $135,000
     Other accrued expenses                         140,000         256,000
                                                   --------        --------
                                                   $273,000        $391,000
                                                   --------        --------

8.   Convertible debt

     In September 1997, the Company received $250,000 for which it was to issue a 5% convertible note due September 1998 (the Note). The Note and accrued interest were to be convertible into common stock at a conversion price of $0.65 per share, at the option of the holder, at any time after October 30, 1997 through maturity. A debt discount of $135,000 was recorded related to the intrinsic value of the in-the-money conversion option at the close of the debt transaction. The discount was expensed on October 30, 1997. The note agreement has not been executed and the lender has requested changes to certain terms of the agreement. The Company expects that the final agreement will

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     provide for a convertible note bearing interest from 5% to 8% with a conversion price of $0.65 per share, maturing in two to three years.

     In October and November 1997, the Company issued $500,000 of 1% convertible debentures (the Debentures) due October and November 2000, respectively, for a total of $1,000,000. The Debentures are collateralized by a perfected security interest in all assets of the Company and are convertible into common stock at a conversion price of $0.60 per share at any time through maturity, unless previously redeemed or repurchased. At any time, the entire amount of the outstanding notes is redeemable at the Company's option at prices ranging from 107% to 125% of the principal amount thereof, depending on the date of redemption, together with accrued interest through the date the redemption price is paid to the holder. The Debentures were issued with detachable warrants that entitle the holders to purchase 833,333 shares of the Company's common stock at a price of $1.50 per share, and expire in October and November 2002. A debt discount of $273,000 has been recorded related to the fair value of the warrants. The discount is amortized using the effective interest method over the term of the debt. In addition, a debt discount of $727,000 was recorded related to the intrinsic value of the in-the-money conversion option. This discount was expensed immediately as the Debentures may be converted at any time. Debt issue costs of $50,000 related to the Debenture sale have been capitalized and will be amortized over the life of the debt.

     In January 1998, an additional 1% debenture was issued in exchange for proceeds totaling $1,000,000. The Debenture is convertible into 1,923,077 shares of common stock and carries detachable warrants to purchase an additional 961,538 shares of common stock at a price of $1.25 per share. The debenture matures in January 2001. A debt discount of $278,000 has been recorded related to the fair value of the warrant, which will be amortized to interest expense over the term of the debt. An additional discount of $722,000 was recorded related to the intrinsic value of the in-the-money conversion option. The discount related to the conversion option was expensed on the issue date.

     In June and December 1998, the Company issued another $500,000 and $250,000, respectively, of 1% convertible debentures due June 2003 and December 2003. The Debentures are convertible into common stock at a conversion price of $0.20 per share and $0.25 per share, respectively, at any time through maturity, unless previously redeemed or repurchased. The Debentures were issued with detachable warrants that entitle the holders to purchase 1,000,000 shares of the Company's common stock at a price of $0.75 per share, and expire between June and December 2003. A debt discount of $138,000 has been recorded related to the fair value of the warrants. The discount is amortized using the effective interest method over the term of the debt. In addition, a debt discount of $612,000 was recorded related to the intrinsic value of the in-the-money conversion option. This discount was expensed immediately as the Debentures may be converted at any time. At any time, the entire amount of the outstanding notes is redeemable at the Company's option at prices ranging from 107% to 125% of the principal amount thereof, depending on the date of redemption, together with accrued interest through the date the redemption is paid to the holder.

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     Among other restrictions, the Debentures restrict the Company's other third party borrowings to $400,000. The Company is in compliance with all operating and financial covenants of the debentures at December 31, 1998.

     The scheduled maturities of long-term debt outstanding at December 31, 1998, are summarized as follows: $0 in 1999, $500,000 in 2000, $1,000,000 in 2001, $0 in 2002 and $750,000 in 2003, and $0 thereafter.

9.   Income taxes

     There is no provision for income taxes for the years ended December 31, 1998 and 1997 due to the net losses incurred. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carry-forwards.

     The components of deferred income taxes are summarized as follows:

                                                         December 31,
                                                     1998           1997

     Deferred income tax assets
         Net operating losses                   $ 8,887,000    $ 7,710,000
         Accrued liabilities and allowances          76,000        197,000
         Capitalized software                                      121,000
         Equity instruments                          72,000         65,000
         Other                                      227,000        236,000
                                                -----------    -----------

                                                  9,262,000      8,329,000
     Deferred income tax liabilities
         Other                                       (9,000)       (12,000)
     Valuation allowance                         (9,253,000)    (8,317,000)
                                                -----------    -----------

                                                $        --    $        --
                                                ===========    ===========

     At December 31, 1998, the Company had federal net operating losses of approximately $26,137,000 that expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combination of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward. The value of the Company's stock at the time of the ownership change is the primary factor in determining the limit on the Company's ability to utilize its net operating loss carry-forward.

     Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     purposes, the tax effect of this deduction when recognized will be accounted for as a credit to shareholders' deficit.

10.  Shareholders' deficit

     Preferred Stock

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

     Common Stock

     During the year ended December 31, 1998, the Company finalized the terms of the sale of common stock which was recorded in fiscal 1997. Under the new terms, the Company issued 91,000 additional shares of common stock to the investors.

     As further described in Note 13, the Company issued 650,000 shares of common stock in settlement of claims. The Company recorded expense totaling $283,000 based on the fair market value of the common stock on the settlement date.

     Additionally, during the year ended December 31, 1998, the Company issued 128,000 shares of common stock in settlement of outstanding accounts payable totaling $38,000.

     At December 31, 1998, the Company has reserved the following shares of common stock:

     Warrants                                                     3,073,042
     Stock options                                                1,068,881
     Convertible debentures                                       7,474,359


     Warrants

     In connection with the July 26, 1994 and the July 19, 1993 public stock offerings, the Company has agreed to issue the Underwriter Representatives, for nominal consideration, warrants to purchase an aggregate of 38,000 and 100,000 shares of common stock at a price of $12.90 and $4.20, respectively. The warrants to purchase 100,000 shares of common stock expired in 1998 without exercise.

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     In connection with the conversion of the Series A Preferred Stock, the Company issued warrants to purchase an aggregate of 747,797 shares of common stock at a price equal to $8.50 per share. The warrants expired in 1998 without exercise. Additionally, the Company agreed to issue the Placement Agent warrants to purchase 25,000 shares of common stock at a price of $6.00 per share.

     Additionally, a warrant to purchase 40,171 shares of the Company's common stock at an exercise price of $1.17 was issued to a bank in connection with the short-term bank borrowings described in Note 6. The warrant expires in September 2002 and carries a right to require the Company to purchase the warrant for $63,000 or the fair value of the warrant, at the holder's option, at any time after December 31, 1997. The warrant is subject to certain anti-dilution provisions. The fair value of the warrant of $81,000 was expensed during 1997.

     In connection with an attempt to arrange a private placement of equity financing, the Company agreed to sell to the agent for nominal consideration, a warrant to purchase 10,000 shares of common stock at a price of $1.25 per share. The warrant expired in 1998 without exercise. The fair value of the warrant of $10,000 was expensed during 1997.

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

     As described in Note 8, during 1998 and 1997 the Company issued warrants to purchase 1,961,538 and 833,333 shares, respectively of common stock to the holder of convertible debentures.

     Stock option plan

     The Company has adopted the 1989 Stock Option Plan (the 1989 Plan), as amended September 28, 1994, to provide for the granting of both Incentive Stock Options (ISOs) and Nonqualified Stock Options for employees, directors and consultants of the Company to acquire ownership in the Company and provide them with incentives for their service.

     Under the terms of the 1989 Plan, 1,350,000 shares of common stock may be issued. The 1989 Plan is currently administered by the Compensation and Option Committee of the Board of Directors which determines the terms and conditions of the options granted under the 1989 Plan, including exercise price, number of option shares granted and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with the Company, unvested options terminate and vested options remain exercisable for a period not to exceed three months. The exercise price of all ISOs granted under the 1989 Plan must be at least equal to the fair market value of the common stock of the Company on the date of grant. The exercise price of all ISOs

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     granted under the 1989 Plan are determined by the Compensation and Option Committee and the term may not exceed ten years.

     On February 10, 1998 the Company adopted the 1998 Stock Option Plan (the 1998 Plan) to provide for the granting of options to independent directors and outside consultants. Under the terms of the 1998 Plan, 500,000 shares of common stock may be issued. The 1998 Plan is currently administered by the Board of Directors which determines the terms and conditions of the options granted and the vesting of such options.

     On April 9, 1998, the Company's board of directors authorized the repricing of all options outstanding at September 17, 1997 to $0.75 per share.

     At December 31, 1998 and 1997, options for 361,436 and 215,000 shares, respectively, of common stock were exercisable and options for 507,375 and 160,000 shares, respectively, of common stock were available for future grants under the two plans. Activity with respect to both plans is as follows:

                                                                       Weighted-
                                                                       average
                                                                       exercise
                                                          Shares        price

     Options outstanding, December 31, 1996              701,936      $   2.64

     Granted                                             468,000          1.33
     Exercised                                          (175,000)         1.09
     Canceled                                           (433,014)         2.65
                                                        --------      --------

     Options outstanding, December 31, 1997              561,922          2.02

     Granted                                             941,922          0.81
     Exercised                                           (22,875)         0.10
     Canceled                                           (789,297)         1.72
                                                        --------      --------

     Options outstanding, December 31, 1998              691,672      $   0.78
                                                        --------      --------

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     The following table summarizes information about fixed-price options outstanding and exercisable at December 31, 1998:

                    Options outstanding                    Options excercisable
     ---------------------------------------------------  ----------------------
                                Weighted-
                                 average       Weighted-               Weighted-
     Range of                   remaining       average                 average
     exercise      Options     contractual     exercise    Options      exercise
      prices     outstanding       life          price   exercisable     price

     0.10-0.94     649,672         8.14         $ 0.76     351,436      $ 0.76
     1.13-1.19      42,000         8.89         $ 1.19      10,000      $ 1.19


     The Company follows the intrinisic-value method in accounting for its stock options. Under this method, the Company recognized no compensation expense on stock options issued to employees if the exercise price of the option equals or exceeds the fair market value of the Company's common stock on the date of grant. For options granted with an exercise price less than fair market value the Company recognized $31,000 and $0 of compensation expense for the years ended December 31, 1998 and 1997, respectively. Had compensation cost been recognized based on the fair value at the grant date for options awarded under the Plan, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1998 and 1997 would have been as follows:

                                                Year ended December 31,
                                               1998                1997

     Net loss as reported                 $  (4,160,000)     $  (4,729,000)
                                          -------------      -------------

     Net loss pro forma                   $  (4,465,000)     $  (5,030,000)
                                          -------------      -------------

     Loss per share as reported           $       (0.64)     $       (0.79)
                                          -------------      -------------

     Loss per share pro forma             $       (0.69)     $       (0.84)
                                          -------------      -------------


     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 1998 and 1997, respectively: risk-free interest rates of 5.512% to 5.673% and 4.934% to 6.748%; expected option life of five to ten years; expected volatilities of 124% and 84% to 125%; and no expected dividends. The weighted-average fair value of options granted during 1998 and 1997 was $0.79 and $0.83, respectively, for options with an exercise price equal to market. The weighted-average fair value of options granted during 1998 and 1997 at a price above market was $0.59 and $0.87, respectively. The

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

     weighted-average fair value of options granted in 1998 at a price below market was $0.88.

11.  License agreements

     The Company has license agreements with various developers and producers of computer software which require the Company to pay royalties. During the years ended December 31, 1998 and 1997, total royalty expense was $13,000 and $5,000, respectively.

12.  Lease commitments

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

     Year ending December 31,
             1999                                     $ 273,000
             2000                                        68,000
                                                      ---------
                                                      $ 341,000
                                                      =========


     Rent expense for 1998 and 1997 was $256,000 and $281,000, respectively. The Company received $86,000 and $98,000 from sublease income for the years ended December 31, 1998 and 1997, respectively.

13.  Contingencies

     In 1997, an entity which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregate in excess of $1 million. The parties reached an agreement in July 1998 outside of arbitration. In exchange for the mutual release of all claims and counterclaims, the Company agreed to provide consideration of $420,000, $25,000 of which is cash and the remainder comprised of forgiveness of $112,000 in debt and issuance of approximately 630,000 shares of the Company's common stock. At December 31, 1998, Midisoft has paid $20,000 of the $25,000, the debt has been fully reserved and $283,000 of expense has been recognized related to the issuance of common stock.

     The Company is subject to various claims and lawsuits in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

14.  Notes receivable from stockholders

     The Company has made advances and loans to employees in connection with the purchase of common stock under the Employee Stock Option Plan. Promissory notes totaling $191,000 are held by the Company from the Company's Chief Executive Officer and former Chief Financial Officer. Interest on these loans is set at 8% per annum. The officers have pledged the 175,000 shares of common stock as collateral for these loans. The full unpaid principal and accrued interest amounts are due and payable on August 1, 2000, but can be prepaid at any time. The terms of these notes receivable cause the underlying shares to be considered variable stock options. For variable stock options, compensation cost is measured as the amount by which the quoted market value of the shares exceeds the option price. At December 31, 1998, the quoted market price of the Company's common stock was less than the option price. Accordingly, no compensation expense was recorded.

15.  Supplemental cash flow information

     The following items are supplemental information of noncash financing activities:

                                                                Year ended December 31,
                                                                   1998         1997
     Common stock issued in settlement of claims               $  283,000   $       --
                                                               ----------   ----------

     Common stock issued in settlement of accounts payable     $   38,000   $       --
                                                               ----------   ----------

     Warrants issued with convertible debt                     $  416,000   $  273,000
                                                               ----------   ----------

     Preferred stock converted                                 $       --   $1,100,000
                                                               ----------   ----------

     Stock options exercised in exchange for note receivable   $       --   $  191,000
                                                               ----------   ----------

     In the money options granted                              $   31,000   $       --
                                                               ----------   ----------

     In the money conversion option on convertible debt        $1,334,000   $  862,000
                                                               ----------   ----------

16.  Employee benefit plans

     In June 1996, the Company adopted a qualified profit-sharing plan under the provisions of Internal Revenue Code 401(k). The plan is available to all employees meeting the eligibility requirements. Contributions by the Company are based on a matching formula as defined in the plan. The Company made no contributions to the plan in 1998 or 1997.

Midisoft Corporation
Notes to Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

17.  Subsequent events

     In connection with the Debentures as described in Note 8, during the first quarter of 1999 the Company issued additional 1% convertible debentures in exchange for proceeds totaling $250,000. The debentures are convertible into a total of 1,000,000 shares of common stock and carries detachable warrants to purchase an additional 500,000 shares of common stock at a price of $0.75 per share. The debentures mature in March 2004. A debt discount of $76,000 has been recorded related to the fair value of the warrant, which will be amortized to interest expense over the term of the debt. An additional discount of $174,000 was recorded related to the intrinsic value of the conversion option. The discount related to the conversion option was expensed on the issue date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Item 9 is hereby incorporated by reference to the information in the Company's Proxy Statement relating to its 1999 annual meeting of Shareholders prepared in accordance with Section 14(a) of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement").

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

                                                                                                     Page
          Report of PricewaterhouseCoopers LLP........................................................18

          Balance Sheet - At December 31, 1998 and 1997...............................................19

          Statement of Operations - For the Years Ended December 31, 1998 and 1997....................20

          Statement of Shareholders' Equity (Deficit) - For the Years Ended December 31, 1998
          and 1997....................................................................................21

          Statement of Cash Flows - For the Years Ended December 31, 1998 and 1997....................22

          Notes to Financial Statements - For the Years Ended December 31, 1998 and1997...............23

     (b)  Reports on 8-K.

          None

     (c)  Exhibits. The following exhibits are filed as part of this report:

          Exhibit No.         Description
          -----------         -----------

          3.1.1(a) Articles of Incorporation of the Company as filed on September 23, 1986 with the Secretary of State of the State of Washington.

          Exhibit No.         Description
          -----------         -----------

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

          4.2(f)    Designation   of  Rights   and   Preferences   of  Series  A
                    Convertible Preferred Stock.

          4.3(h)    Form of Securities Purchase Agreement dated October 28, 1997

          4.4(h)    Form of Registration Rights Agreement dated October 28, 1997

          4.5(k)    Form of Debenture dated October 28, 1997

          4.6(l) Form of amendment to the Securities Purchase Agreement dated June 15, 1998

          10.1(b) Combined Incentive and Nonstatutory Stock Option Plan, adopted February 22, 1989, and as amended April 30, 1994 and September 28, 1994, authorizing 1,200,000 shares of Common Stock for issuance pursuant to the combined Plan.

          10.2.1(d) Industrial  Lease,  dated March 9, 1995, by and between I-90
                    Lake Place II Limited Partnership, as landlord, and the Company, as tenant.

          10.3.1(b) Software License Agreement, dated June 4, 1994, by and between Music Technology Associates and the Company.

          10.3.2(b) Software Rights Purchase Agreement, dated May 5, 1994, by and between Music Technology Associates and the Company.

          10.3.3(c) Software License Agreement, dated August 6, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

          10.3.4(a) Software Purchase Agreement, dated April 15, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

          10.3.5(d) Software Purchase Agreement, dated November 10, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

          10.3.6(d) Software Purchase Agreement, dated December 22, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

          10.4.1(b) Reseller  Agreement,  dated  January 3, 1992, by and between
                    WestPoint Creative Ltd. and the Company.

          10.4.2(b) Reseller Agreement,  dated December 31, 1991, by and between
                    CPS Computer Distribution GmbH and the Company.

          10.4.3(b) Reseller Agreement,  dated February 13, 1992, by and between
                    Walop Electronics B.V. and the Company.

          Exhibit No.         Description
          -----------         -----------

          10.5.1(b) Distribution Agreement, dated August 26, 1992, by and between Merisel, Inc. and the Company.

          10.5.2(b) Distribution Agreement,  dated July 14, 1992, by and between
                    Ingram Micro Inc. and the Company.

          10.6.1(b) OEM License Agreement, dated August 26, 1992, by and between
                    MPC (Distribution) Ltd. and the Company.

          10.6.2(b) OEM License Agreement, dated January 8, 1994, by and between
                    Ad Lib Multimedia Inc. and the Company.

          10.6.3(b) OEM License Agreement, dated October 26, 1994 by and between
                    Media  Vision   Corporation  10.6.4  bForm  of  OEM  License
                    Agreement between various OEM licensees and the Company.

          10.6.5(a) OEM License  Agreement,  dated May 10, 1994,  by and between
                    International Business Machines and the Company.

          10.6.6(a) OEM License  Agreement,  dated May 17, 1994,  by and between
                    Gateway 2000 and the Company.

          10.6.7(a) OEM License  Agreement,  dated May 20, 1994,  by and between
                    ASCII Corporation and the Company.

          10.6.8(a) OEM License  Agreement,  dated May 20, 1994,  by and between
                    I-O Data Devices and the Company.

          10.6.9(e) OEM License  Agreement,  dated March 6, 1995, by and between
                    Genoa Systems Corporation and the Company.

          10.6.10(e)OEM License  Agreement,  dated June 2, 1995,  by and between
                    Acer  America  Corporation  and the  Company.

          10.6.11(e)OEM  License  Agreement, dated  June 5, 1995, by and between
                    NEC Technologies, Inc. and the Company.

          10.7.1(e) Asset  Purchase  and Sale  Agreement  by and among  Midisoft
                    Corporation, Ask Me Multimedia, Inc. and Michael O'Donnell dated April 14, 1995.

          ----------
          (a)  Incorporated   by  reference  from  the  Company's   Registration
               Statement on Form SB-2
               (S.E.C. File No. 33-80064).

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

          (h) Incorporated by reference from the Company's Form 10-QSB filed November 12, 1997
               (S.E.C. File No. 000-22172).

          (i) Incorporated by reference from the Company's Form 8-K filed January 9, 1997
               (S.E.C. File No. 000-22172).

          (j) Incorporated by reference from the Company's Form 8-K filed November 3, 1997
               (S.E.C. File No. 000-22172).

          (k) Incorporated by reference from the Company's Form 10-KSB filed April 15, 1998
               (S.E.C. File No. 000-22172).

          (l) Incorporated by reference from the Company's Form 10-QSB filed August 14, 1998
               (S.E.C. File No. 000-22172).

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MIDISOFT CORPORATION
                                           (Registrant)


Date: April 14, 1999                   By: /S/Larry Foster
                                           ------------------------------------
                                           Larry Foster, Chairman of the Board,
                                           President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                                   Date
      ---------                     -----                                   ----
/s/Larry Foster             Chairman of the Board,                    April 14, 1999
------------------------    President and Chief Executive Officer
Larry Foster

/s/Gary M. Cully            Vice President, Finance and               April 14, 1999
------------------------    and Chief Financial Officer
Gary M. Cully               (Principal Accounting Officer)

/s/John Bauer               Director                                  April 14, 1999
------------------------
John Bauer

/s/Marsha Murry             Director                                  April 14, 1999
------------------------
Marsha Murry

/s/Robert Orbach            Director                                  April 14, 1999
------------------------
Robert Orbach

/s/J. Larry Smart           Director                                  April 14, 1999
------------------------
J. Larry Smart