Form 10KSB/A
period 1998-12-31
MIDISOFT CORPORATION
filed 1999-04-30
CIK 882692

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                 FORM 10-KSB/A1

     [X] Annual Report Under Section 13 or 15(d)of the Securities Exchange Act
                       of 1934 For the Fiscal Year Ended
                              December 31, 1998 or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the  Securities
                               Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $1,759,954.

Aggregate market value of voting stock held by non-affiliates of the registrant as of April 14, 1999 was $13,718,920 (based upon the closing sale price of $2.00 per share on such date). Number of shares of Common Stock outstanding as of April 14, 1999:
                             7,020,621 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

                                     Part I
                                                                            Page

Item 1. Description of Business.............................................. 3

Item 2. Description of Property.............................................. 8

Item 3. Legal Proceedings.................................................... 8

Item 4. Submission of Matters to a Vote of Security Holders...................9


                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters............ 11

Item 6. Management's Discussion and Analysis or Plan of Operation........... 11

Item 7. Financial Statements................................................ 20

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.................................................40


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        With Section 16(a) of the Exchange Act.............................. 40

Item 10.Executive Compensation.............................................. 41

Item 11.Security Ownership of Certain Beneficial Owners and Management...... 42

Item 12.Certain Relationships and Related Transactions...................... 44

Item 13.Exhibits List and Reports on Form 8-K............................... 44


SIGNATURES.................................................................. 47

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

During the last two years, the Company redesigned and developed its music products and refocused its strategic products to meet the increasing demand for access to new technologies. In 1998, the Company released Midisoft Studio 6.0, the first notation-based sequencer that combines digital editing and recording capabilities in one application, and Desktop Sheet Music 2.0. These latest editions of the music software provide increased flexibility and ease-of-use demanded by customers. The Company also released MediaWorks'98, the media player for the desktop personal computer, and Internet Media Player, the add-on to Microsoft's Windows Media Player that allows access and management of content sourced from the Internet.

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

Midisoft MIDIKit(R) Midisoft MIDIKit's universal MIDI connector and MIDI editor transforms a PC into a music recording studio. Cables connect the PC's sound card to a MIDI musical instrument. The product's Recording Session Plus software provides MIDI recording, composing and editing capability, as well as digital audio recording.

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

Midisoft's Internet Product Line consists of Midisoft Internet Media Player, Midisoft MediaWorks'98, Internet Audio Postcard, Midisoft Internet SoundBar, and Midisoft AudioPro. Derivatives of these products are planned for development for new and existing contracts, including audio and content aggregators, as well as downloads from Internet destination and portal sites.

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

Internet Media Player was a featured NetShow(now Windows Media)Partner third-party product on Microsoft's web site and was included on two Microsoft Tools CDs, distributed to more than 50,000 commercial and corporate software developers. Internet Media Player is sold and distributed to end-users via the Company's Web site and targeted ad banner advertising on streaming-specific web sites. Of particular interest to third-party customers is the ability to "brand" Internet Media Player with corporate logos, advertising and streaming content links, as well as the ability to automatically refresh advertising and content via the Internet.

MediaWorks(TM) `98 In late June 1998, the Company released MediaWorks`98 v1.0, a multimedia playback application for Windows 95/98 and NT. MediaWorks `98 provides an extensible audio/video player supporting most popular file formats. The product features an intuitive user interface, as well as an integrated database engine, the MediaFinder, which simplifies locating and managing media files.

The Company is marketing MediaWorks`98 to its traditional third-party customers, on its web site (http://www.midisoft.com/html/catalog/ mw98/default.htm) and on download sites, such as BuyDirect.com and ZDNet. New versions of MediaWorks `98 will feature plug-in architecture for rapid deployment of enhancements and modules supporting enhanced file formats.

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

The Company also believes that office computer users will become increasingly aware and experienced in using sound effects, such as background music integrated with visual effects in their business presentations.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on October 30, 1998 near the Company's headquarters in Issaquah, Washington. Matters submitted to the shareholders for a vote were as follows:

Election of Directors - Mr. Larry Foster and Ms. Marsha Murry were reelected as directors of the Company. Their three year terms expire at the 2001 annual meeting of shareholders. Mr. Foster's nomination received 5,345,267 votes FOR, 295,824 votes were withheld and there were 186,751 broker non-votes. Ms. Murry's nomination received 5,337,598 votes FOR, 303,493 votes were withheld and there were 186,751 broker non-votes. Directors continuing in office were Mr. Robert Orbach and Mr. J. Larry Smart, who's terms expire at the next annual meeting of shareholders and Mr. John Bauer, whose term expires in 2000.

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

                                              High                      Low
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

Gross profit for 1998 was $1.1 million, a decrease of $0.2 million, compared to $1.3 million for the prior year. As a percentage of net revenues, gross profit increased to 62% in 1998 from 45% in 1997. Gross profits, in general, are affected by the mix of OEM licensing sales versus music product sales as well as the mix within music products. The retail channel and inside sales channel for music products consist of boxed product. OEM costs of sales generally consist of one master CD from which OEMs duplicate the Company's software. Accordingly, gross profit is higher on OEM sales compared to sales into other channels. Costs were lower in 1998 compared with the same period in the prior year due primarily to the absence of software amortization expense in 1998. Software amortization costs for the year ended December 31, 1997 were $455,000. These assets were fully amortized in 1997. Without amortization expense, cost of sales for the year ended December 31, 1997 would have been 40% as compared to 38% in 1998. Contributing to gross margin increase was the elimination of software amortization expenses partially offset by a higher level of returns and a change in sales mix, reflecting lower OEM sales, in 1998 compared to 1997. Also, increased cost of goods sold in 1998 resulted in part from higher unit production and component costs resulting from lower volumes and smaller order quantities. The Company has kept royalty costs low as it has concentrated on internal development of sound and music software.

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

The debt holder has the right to purchase an additional $1,000,000 of convertible notes in 1999. If the debt holder were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company would result.

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

Non-Essential ("4"):       Will have no impact should the supplier/partner fail.

If critical suppliers do not satisfy the companies Year 2000 compliance requirements, alternative suppliers will be identified. As a contingency plan, inventory levels may be raised prior to December 1999 to assure continued delivery of products to customers through March 2000.

Risks

In the event such third parties cannot provide the Company with products, services, or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase, the Company's products or services, the Company's business, results of operations, and financial position would be materially adversely affected. The Company is assessing these risks and in some cases has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties' failure to remediate their own Year 2000 issues. There can be no assurance the Company will identify and remediate all significant Year 2000 risks, or that such risks will not have a material adverse effect on the Company's business, results of operations, or financial position. Accordingly, the Company will continue to develop contingency plans in anticipation of unexpected Year 2000 events. Based on its assessment of year 2000 risks to date, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues.

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

Subsequent Events

As discussed above, in March 1999 the Company issued 1% convertible notes in exchange for $250,000. The notes are convertible into a total of 1,000,000 shares of Common Stock and carry detachable warrants to purchase an additional 500,000 shares of Common Stock at $0.75 per share. The notes mature in March 2004.


In the last week of April 1999 the Company expects to issue 1% convertible notes for $200,000. The notes will be convertible into a total of 250,000 shares of Common Stock and carry detachable warrants to purchase an additional 250,000 shares of Common Stock at $1.75 per share. The notes mature in April 2004.

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


PricewaterhouseCoopers LLP

Seattle, Washington
April 14, 1999

Midisoft Corporation
Balance Sheet
--------------------------------------------------------------------------------

                                                                                               December 31,
                                                                                          1998              1997

Assets
Current assets
    Cash and cash equivalents                                                          $ 270,000         $  90,000
    Accounts receivable, net                                                             183,000           574,000
    Inventories                                                                          115,000           222,000
    Prepaids and other                                                                    42,000            82,000
                                                                                       ---------         ---------
        Total current assets                                                             610,000           968,000

Long-term receivable                                                                     195,000           195,000
Property and equipment, net                                                              116,000           239,000
Debt issuance costs, net of accumulated amortization
    of $23,000 in 1998 and $0 in 1997                                                     56,000            50,000
                                                                                       ---------        ----------
                                                                                       $ 977,000        $1,452,000
                                                                                       ---------        ----------

Liabilities and Shareholders' Deficit

Current liabilities

    Trade accounts payable                                                            $1,181,000         $ 969,000
    Current portion of long-term debt                                                    250,000           250,000
    Accrued wages and payroll taxes                                                       93,000           100,000
    Other accrued expenses                                                               273,000           391,000
    Deferred revenue                                                                       6,000            30,000
                                                                                      ----------         ---------
        Total current liabilities                                                      1,803,000         1,740,000

Long-term debt, net of discount                                                        2,258,000           740,000

Warrant obligations                                                                       81,000            81,000

Commitments and contingencies (Notes 11, 12 and 13)

Shareholders' deficit

    Preferred stock, Series A convertible, no par value; 2,500,000 shares authorized, zero issued and outstanding in 1998 and 1997
    Common stock, no par value; 25,000,000 shares authorized,
    7,251,000 issued and outstanding in 1998 and 6,359,000 issued
    and outstanding in 1997                                                           20,488,000        20,165,000
    Additional paid-in capital                                                         3,026,000         1,245,000
    Notes receivable from shareholders                                                  (191,000)         (191,000)
    Accumulated deficit                                                              (26,488,000)      (22,328,000)
                                                                                     ------------      ------------
        Total shareholders' deficit                                                   (3,165,000)       (1,109,000)
                                                                                     ------------      ------------
                                                                                       $ 977,000        $1,452,000
                                                                                     ------------      ------------

                See accompanying notes to financial statements.

Midisoft Corporation
Statement of Operations
--------------------------------------------------------------------------------

                                                                                               December 31,
                                                                                          1998              1997

Revenues                                                                              $1,760,000        $3,004,000

Cost of revenues                                                                         672,000         1,659,000
                                                                                      ----------        ----------
Gross profit                                                                           1,088,000         1,345,000

Operating expenses
    Sales and marketing                                                                1,190,000         1,842,000
    General and administrative                                                         1,864,000         2,151,000
    Research and development                                                             626,000           988,000
                                                                                      ----------        ----------
        Total operating expenses                                                       3,680,000         4,981,000
                                                                                      ----------        ----------
Operating loss                                                                        (2,592,000)       (3,636,000)

Interest expense                                                                      (1,565,000)       (1,035,000)
Interest income                                                                           17,000             6,000
Other expense                                                                            (20,000)          (64,000)
                                                                                     -----------       -----------
Net loss                                                                             $(4,160,000)      $(4,729,000)
                                                                                     -----------       -----------
Basic and diluted net loss per share                                                     $ (0.64)          $ (0.79)
                                                                                     -----------       -----------
Weighted-average shares outstanding                                                    6,457,000         6,014,000
                                                                                     -----------       -----------

                 See accompanying notes to financial statements.

Midisoft Corporation
Statement of Changes in Shareholders' Equity (Deficit)

                                                                                                  Additional         Notes
                                          Preferred stock                 Common stock              paid-in       receivable from
                                      Shares        Amount          Shares          Amount          capital       shareholders
Balance at December 31, 1996             1,100     $ 1,100,000      5,345,000      $18,733,000        $     -         $       -

Stock options exercised in
    exchange for a note receivable                                    175,000          191,000                         (191,000)
Preferred stock converted               (1,100)     (1,100,000)       776,000        1,141,000
Common stock issued                                                    63,000          100,000
Warrants issued with
    convertible debt                                                                                  273,000
In the money conversion option
    on convertible debt                                                                               862,000
Warrants issued for debt
    and services                                                                                      110,000
Net loss
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 -               -      6,359,000       20,165,000      1,245,000          (191,000)
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued                                                    91,000
Common stock issued in
    settlement of claims                                              650,000          283,000
Common stock issued in
    settlement of accounts payable                                    128,000           38,000
Exercise of stock options                                              23,000            2,000
Warrants issued with
    convertible debt                                                                                  416,000
In the money conversion option
    on convertible debt                                                                             1,334,000
In the money options granted                                                                           31,000
Net loss
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 -        $      -      7,251,000      $20,488,000    $ 3,026,000       $  (191,000)
------------------------------------------------------------------------------------------------------------------------------------
                                                               Total
                                                             shareholders'
                                             Retained          equity
                                              deficit         (deficit)
Balance at December 31, 1996              $(17,558,000)     $  2,275,000

Stock options exercised in
    exchange for a note receivable                                    --
Preferred stock converted                      (41,000)               --
Common stock issued                                              100,000
Warrants issued with
    convertible debt                                             273,000
In the money conversion option
    on convertible debt                                          862,000
Warrants issued for debt
    and services                                                 110,000
Net loss                                    (4,729,000)       (4,729,000)
--------------------------------------------------------------------------------
Balance at December 31, 1997               (22,328,000)       (1,109,000)
--------------------------------------------------------------------------------
Common stock issued                                                   --
Common stock issued in
    settlement of claims                                         283,000
Common stock issued in
    settlement of accounts payable                                38,000
Exercise of stock options                                          2,000
Warrants issued with
    convertible debt                                             416,000
In the money conversion option
    on convertible debt                                        1,334,000
In the money options granted                                      31,000
Net loss                                    (4,160,000)       (4,160,000)
--------------------------------------------------------------------------------
Balance at December 31, 1998              $(26,488,000)     $ (3,165,000)
--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

Midisoft Corporation
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year ended December 31,
                                                                                         1998              1997
Cash flows from operating activities

    Net loss                                                                        $ (4,160,000)     $ (4,729,000)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                      127,000           657,000
      Amortization of debt discount & debt issuance costs                              1,541,000           875,000
      Warrants issued for debt and services                                                                110,000
      Common stock issued in settlement of claims                                        283,000
      In the money options granted                                                        31,000
      Changes in operating assets and liabilities:
        Decrease in accounts receivable, net                                             391,000           708,000
        Decrease in inventories                                                          107,000           720,000
        Decrease in prepaids and other                                                    40,000           200,000
        Increase in long-term receivable                                                                  (195,000)
        Increase in trade accounts payable                                               250,000           278,000
        Decrease in accrued wages and payroll taxes                                       (7,000)          (86,000)
        (Decrease) increase in other accrued expenses                                   (118,000)          273,000
        Decrease in deferred revenue                                                     (24,000)         (791,000)
        Increase in warrant obligations                                                                     81,000
                                                                                      ----------        ----------
           Net cash used in operating activities                                      (1,539,000)       (1,899,000)
                                                                                      ----------        ----------

Cash flows from investing activities
    Additions to property and equipment                                                   (4,000)          (20,000)
                                                                                      ----------        ----------
           Net cash used in investing activities                                          (4,000)          (20,000)
                                                                                      ----------        ----------
Cash flows from financing activities
    Stock options exercised                                                                2,000
    Issuance of common stock                                                                               100,000
    Proceeds from issuance of long-term debt and warrants,
      net of debt issue costs                                                          1,721,000         1,200,000
                                                                                      ----------        ----------
           Net cash provided by financing activities                                   1,723,000         1,300,000
                                                                                      ----------        ----------

Net increase (decrease) in cash and cash equivalents                                     180,000          (619,000)
Cash and cash equivalents, beginning of year                                              90,000           709,000
                                                                                      ----------        ----------
Cash and cash equivalents, end of year                                                 $ 270,000         $  90,000
                                                                                      ----------        ----------

                       Supplemental cash flow information

Cash paid during year for interest                                                       $     -         $  58,000
                                                                                      ----------        ----------

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

2.       Significant accounting policies

         Revenue recognition
         Revenue from products licensed to OEMs consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for fixed fee revenue recognition under Statement of Position No. 97-2, Software Revenue Recognition, (SOP 97-2) are satisfied. These criteria include, but are not limited to, delivery of the software master, the Company's lack of other significant obligations to the customer and a determination that collectibility of the amount due is probable. Revenues on contracts which do not meet the fixed fee revenue recognition criteria in SOP 97-2 are included in deferred revenue in the accompanying balance sheet and are recognized as revenue on the instalment basis as payments are received or until the Company has no significant obligations. Additional royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment and payment from the OEMs. Revenue from sales to distributors, other resellers and end users, net of a provision for anticipated returns, is recognized when the products are shipped. The allowance for returns is evaluated each quarter taking into consideration, among other things, known return requests from distributors, anticipated return requests based on the distributor's rate of product sale, returns due to product upgrades and historical distributor return patterns.

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

         Accounts receivable are summarized as follows:

                                                          December 31,
                                                     1998              1997
         OEM's                                   $  17,000         $ 137,000
         Resellers and other                       411,000           930,000
                                                 ---------         ---------
                                                   428,000         1,067,000

         Less:Allowance for doubtful accounts      (72,000)         (260,000)
         Less:Allowance for warranty and returns  (173,000)         (233,000)
                                                 ---------         ---------
                                                 $ 183,000         $ 574,000
                                                 ---------         ---------

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

4.       Inventories

         Inventories are summarized as follows:

                                                           December 31,
                                                      1998              1997
         Raw materials and work-in-process        $ 106,000         $ 212,000
         Finished goods                              29,000            75,000
         Less:  Allowance for obsolescence          (20,000)          (65,000)
                                                    -------           -------
                                                  $ 115,000         $ 222,000

5.       Property and equipment

         Property and equipment are summarized as follows:

                                                           December 31,
                                                      1998              1997
         Equipment                                $ 925,000         $ 925,000
         Furniture                                   91,000            93,000
         Leasehold improvements                      30,000            30,000
                                                  ---------         ---------
         Property and equipment, at cost          1,046,000         1,048,000

         Less:  Accumulated depreciation           (930,000)         (809,000)
                                                  ---------         ---------
                                                  $ 116,000         $ 239,000
                                                  ---------         ---------

6.       Bank credit line facility

         The Company's bank line-of-credit matured May 18, 1998 and was not renewed.

7.       Other accrued expenses

         The following table summarizes the components of the other current liabilities:

                                                           December 31,
                                                      1998              1997
         Accrued tax liabilities                  $ 133,000         $ 135,000
         Other accrued expenses                     140,000           256,000
                                                  ---------         ---------
                                                  $ 273,000         $ 391,000
                                                  ---------         ---------

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

         The components of deferred income taxes are summarized as follows:

                                                           December 31,
                                                      1998              1997
         Deferred income tax assets
             Net operating losses                $8,887,000        $7,710,000
             Accrued liabilities and allowances      76,000           197,000
             Capitalized software                                     121,000
             Equity instruments                      72,000            65,000
             Other                                  227,000           236,000
                                                 ----------        ----------
                                                  9,262,000         8,329,000
         Deferred income tax liabilities
             Other                                   (9,000)          (12,000)
         Valuation allowance                     (9,253,000)       (8,317,000)
                                                 ----------        ----------
                                                 $     -           $     -
                                                 ----------        ----------

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

         Stock option plan
         The Company has adopted the 1989 Stock Option Plan (the 1989 Plan), as amended September 28, 1994, to provide for the granting of both Incentive Stock Options (ISO's) and Nonqualified Stock Options for employees, directors and consultants of the Company to acquire ownership in the Company and provide them with incentives for their service.

         Under the terms of the 1989 Plan, 1,350,000 shares of common stock may be issued. The 1989 Plan is currently administered by the Compensation and Option Committee of the Board of Directors which determines the terms and conditions of the options granted under the 1989 Plan, including exercise price, number of option shares granted and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with the Company, unvested options terminate and vested options remain exercisable for a period not to exceed three months. The exercise price of all ISO's granted under the 1989 Plan must be at least equal to the fair market value of the common stock of the Company on the date of grant. The exercise price of all ISO's granted under the 1989 Plan are determined by the Compensation and Option Committee and the term may not exceed ten years.

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

         At December 31, 1998 and 1997, options for 361,436 and 215,000 shares, respectively, of common stock were exercisable and options for 507,375 and 160,000 shares, respectively, of common stock were available for future grants under the two plans.
         Activity with respect to both plans is as follows:

                                                                       Weighted-
                                                                       average
                                                                       exercise
                                                     Shares             price
         Options outstanding, December 31, 1996     701,936            $ 2.64

         Granted                                    468,000              1.33
         Exercised                                 (175,000)             1.09
         Canceled                                  (433,014)             2.65
                                                   --------            ------

         Options outstanding, December 31, 1997     561,922              2.02

         Granted                                    941,922              0.81
         Exercised                                  (22,875)             0.10
         Canceled                                  (789,297)             1.72
                                                   --------            ------

         Options outstanding, December 31, 1998     691,672            $ 0.78
                                                   --------            ------

         The following table summarizes information about fixed-price options outstanding and exercisable at December 31, 1998:

                      Options outstanding                Options excercisable
         ---------------------------------------------  ----------------------
                                 Weighted-
                                  average    Weighted-               Weighted-
         Range of                remaining    average                 average
         exercise    Options    contractual  exercise     Options     exercise
          prices   outstanding      life      price     exercisable    price
         0.10-0.94   649,672        8.14     $ 0.76       351,436     $ 0.76
         1.13-1.19    42,000        8.89     $ 1.19        10,000     $ 1.19

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


                                                   Year ended December 31,
                                                   1998                1997
         Net loss as reported                $(4,160,000)        $(4,729,000)
                                             -----------         -----------
         Net loss pro forma                  $(4,465,000)        $(5,030,000)
                                             -----------         -----------
         Loss per share as reported              $ (0.64)            $ (0.79)
                                             -----------         -----------
         Loss per share pro forma                $ (0.69)            $ (0.84)
                                             -----------         -----------

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 1998 and 1997, respectively: risk-free interest rates of 5.512% to 5.673% and 4.934% to 6.748%; expected option life of five to ten years; expected volatilities of 124% and 84% to 125%; and no expected dividends. The weighted-average fair value of options granted during 1998 and 1997 was $0.79 and $0.83, respectively, for options with an exercise price equal to market. The weighted-average fair value of options granted during 1998 and 1997 at a price above market was $0.59 and $0.87, respectively. The weighted-average fair value of options granted in 1998 at a price below market was $0.88.

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

         Year ending December 31,
                                   1999                             $ 273,000
                                   2000                                68,000
                                                                    ---------
                                                                    $ 341,000
                                                                    ---------

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

15.      Supplemental cash flow information

         The following items are supplemental information of noncash financing activities:

                                                               Year ended December 31,
                                                                   1998         1997
         Common stock issued in settlement of claims           $ 283,000      $     -
                                                               ---------   ----------
         Common stock issued in settlement of accounts payable  $ 38,000      $     -
                                                               ---------   ----------
         Warrants issued with convertible debt                 $ 416,000    $ 273,000
                                                               ---------   ----------
         Preferred stock converted                                   $ -   $1,100,000
                                                               ---------   ----------
         Stock options exercised in exchange for note receivable     $ -    $ 191,000
                                                               ---------   ----------
         In the money options granted                           $ 31,000      $     -
                                                               ---------   ----------
         In the money conversion option on convertible debt  $ 1,334,000    $ 862,000
                                                               ---------   ----------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          DIRECTORS

          Terms expire 1999:

               ROBERT ORBACH (age 46) has served as a director since July 1998. He is the President and founder of B.Orbach Inc. founded in May 1990. The company's primary business is to establish and create strategic alliances for technology companies. Working with start-up and established companies, Mr. Orbach has developed business relationships and technology licensing as well as funding and marketing activities. The company has been profitable since its inception. Mr. Orbach is currently on the board of eSynch Corporation (ESYN). From 1992 to 1995, Mr. Orbach was a founding board member of Digital Pictures, Inc. based in San Mateo, CA. Six months after Mr. Orbach resigned from its board, Digital Pictures filed for protection under Chapter 11 of the bankruptcy code.

               J. LARRY SMART (age 50) has been a director since December 1997. Since April 1997, Mr. Smart has served as President and Chief Executive Officer of Visioneer, Inc., a digital imaging systems company. Mr. Smart is currently Chairman of Southwall Technologies, Inc. and serves as a director of Scansoft, Inc.(SFST) and Savoir Technology Group, Inc.(SVGT) Mr. Smart served as Chairman, President and Chief Executive Officer of Micropolis/StreamLogic Corporation from April 1995 to February 1997 and as President and Chief Executive Officer of Maxtor Corporation from April 1994 through March 1995.

          Term expires 2000:

               JOHN H. BAUER (age 58) has been a director of the Company since March 1997. Since May 1994, Mr. Bauer has been Executive Vice President of Nintendo of America Inc., a manufacturer and distributor of video games and products. From 1979 to 1994, he served as Managing Partner of the Northwest Group and the Seattle office of Coopers & Lybrand. Mr. Bauer serves on the board of Multiple Zones International, Inc. (MZON).

          Terms expire 2001:

               LARRY D. FOSTER (age 54) has been a director of the Company since May 1995. He has served as the Company's President and Chief Operating Officer since September 1995 and as the Company's Chief Executive Officer and Chairman of the Board since March 1996. From November 1992 until July 1995, Mr. Foster served as President and Chief Executive Officer of Remote Input Solutions, Inc.

               MARSHA  MURRY (age 51) has been a director of the  Company  since
          July 1993. Ms. Murry is the principal of Accelerated Edge, a privately held consulting firm, which she founded in January 1981. From May 1992 to August 1994, she was Strategic Product Manager for Autodesk, Inc. Ms. Murry served as Vice President of Marketing and Business Development of the Company from February 1988 to August 1990. Ms. Murry served as Secretary of the Company from February 1989 to July 1991 and from December 1997 to the present.

          EXECUTIVE OFFICERS

               The executive officers of the Company, and their ages and positions as of April 1999 are as follows:

          Name         Age   Position

          Larry Foster  54   President, Chief Executive Officer and Chairman of
                             the Board of Directors

          Gary Cully    48   Vice President, Finance and Chief Financial Officer

          For information regarding Mr. Foster see "--DIRECTORS --."

               GARY M. CULLY (age 48) Vice President, Finance and Chief Financial Officer joined the Company in January 1998. For two years prior to joining Midisoft, Mr. Cully consulted with Mentor Graphics, a developer of design automation software, in M&A integration and information technology. Mr. Cully was Chief Financial Officer of Prism Group, Inc. from 1994 to 1996. After Mr. Cully's departure, some subsidiaries of Prism filed for protection under Chapter 7 of the bankruptcy code and Prism Group, Inc. ceased all operations. Mr. Cully was also Chief Financial Officer of Omega Environmental, where his primary focus areas were financial controls, M&A evaluation and setting up operations in Latin America.

ITEM 10.  EXECUTIVE COMPENSATION

               The following table sets forth certain information with respect to compensation paid by the Company for the fiscal year ended December 31, 1998 and for the prior two fiscal years to (i) the Company's Chief Executive Officer and (ii) its other executive officer whose cash compensation exceeded $100,000 for services performed during that fiscal year.

                           Summary Compensation Table

                                    Annual Compensation            Long-Term Compensation Awards

                                                                    Securities
Name & Principal                                    Other Annual    Underlying     All Other
    Position             Year   Salary($)  Bonus($) Compensation($)  Options(#)  Compensation($)
Larry D. Foster,         1998   $133,750   $33,678            --             0               --
   President,  Chief     1997   $120,000        --            --       150,000               --
   Executive Officer     1996   $117,692        --            --        75,000               --
   & Chairman

Gary M. Cully,           1998   $103,372        --            --        50,000               --
   Vice President,
   Finance & Chief
   Financial Officer

Grants of Stock Options

         The following table sets forth certain information regarding stock options granted during the fiscal year ended December 31, 1998 to executive officers of the Company whose compensation in 1998 exceeded $100,000.

                        Option Grants in Last Fiscal Year
                                Individual Grants
               Number of Securities  Percent of Total Options
                Underlying Options    Granted to Employees in
Name                Granted (#)            Fiscal Year       Exercise Price($/Sh) Expiration Date
Larry D. Foster           --                    --                       --
Gary M. Cully (1)     50,000                  14.7 %               $0.8125          01/07/2008

(1)  The option vests 25% per year on the option anniversary date.

Exercises of Stock Options and Year-End Values

         The following table sets forth certain information regarding stock options exercised during the fiscal year ended December 31, 1998 and options held as of December 31, 1998 by executive officers of the Company whose compensation in 1998 exceeded $100,000.

   Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                                        Number of Securities
                                   nderlying Unexercised Options  Value of  Unexercised
                                                  at              In-the-Money Options at
                 Shares                    December 31, 1998         December 31, 1998
               Acquired on    Value
Name           Exercise(#) Realized($) Exercisable Unexercisable Exercisable Unexercisable
Larry D. Foster      --          --       143,750       106,250          --            --
Gary M. Cully        --          --            --        50,000          --            --

Outside directors of the Company receive options for 30,000 shares of Common Stock upon election to the board and options for 30,000 shares for each year of service. Outside directors also receive a retainer of $1,500 per quarter and $500 for attendance in person at each meeting of the board or $250 for attendance by telephone and $250 for participation in each meeting of the committees. Employee directors receive no additional compensation for service on the board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership with the Securities and Exchange Commission ("SEC"). All such persons who are subject to Section 16(a) reporting are required by SEC regulation to furnish the Company with copies of all such reports that they file.

Based solely on the Company's review of the copies of such reports received by the Company, in addition to written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a), the Company believes that its officers and directors, and all of the persons known to own more than ten percent of the Common Stock, complied with all filing requirements applicable to them under
Section 16(a) during 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning beneficial ownership of the Common Stock by (i) persons known by the Company to beneficially own 5% or more of the outstanding Common Stock as of April 23, 1999, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors of the Company as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.


                                                       Shares
                                                   Beneficially      Percent of
         Name and Address                              Owned             Class
         Larry D. Foster (1)                          275,000             3.8%
         Gary M. Cully (2)                             12,500              *
         John H. Bauer (3)                             70,000              *
         Marsha Murry(4)                              102,661             1.5%
         Robert Orbach (5)                             67,500              *
         J. Larry Smart (6)                            60,000              *

         B. P. Software, Ltd. (7)
              15851 Dallas Parkway, St. 1120
              Dallas, Texas  75248                 11,884,615            62.9%

         All directors and executive officers
              as a group (six persons)(8)             587,661             7.9%

         * Less than 1%.

(1) Includes 175,000 shares issuable upon exercise of options that are exercisable within 60 days.
(2) Includes 12,500 shares issuable upon exercise of options that are exercisable within 60 days.
(3) Includes 70,000 shares issuable upon exercise of options that are exercisable within 60 days.
(4) Includes 41,500 shares issuable upon exercise of options that are exercisable within 60 days.
(5) Includes 67,500 shares issuable upon exercise of options that are exercisable within 60 days.
(6) Includes 60,000 shares issuable upon exercise of options that are exercisable within 60 days
(7) Includes 8,339,744 shares issuable upon conversion of debentures and notes that are convertible within 60 days and includes 3,544,871 shares issuable upon exercise of warrants that are exercisable within 60 days.
(8) Includes 426,500 shares issuable upon exercise of options that are exercisable within 60 days.

     BP Software, Ltd. has the right to purchase an additional $800,000 of convertible debentures in 1999. If BP Software, Ltd. were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company would result.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Accelerated Edge, a firm in which director, Ms. Murry is a principal, was paid $46,083.35 in 1998 for services provided to the Company in 1997 and 1998. Davis Wright Tremaine, a firm in which former director, Mr. A. Peter Parsons is a partner, provided services to the Company totaling $5,987.80 in 1998.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements: The following are filed as a part of this report under ITEM 7.

                                                                                          Page
                                                                                          ----

     Report of PricewaterhouseCoopers LLP..................................................20

     Balance Sheet - At December 31, 1998 and 1997.........................................21

     Statement of Operations - For the Years Ended December 31, 1998 and 1997..............22

     Statement of Shareholders' Equity (Deficit) - For the Years Ended December 31, 1998

     and 1997..............................................................................23

     Statement of Cash Flows - For the Years Ended December 31, 1998 and 1997..............24

     Notes to Financial Statements - For the Years Ended December 31, 1998 and1997.........25


(b)  Reports on 8-K.

     None

(c) Exhibits. The following exhibits are filed as part of this report:

           Exhibit No.           Description

           3.1.1a Articles of Incorporation of the Company as filed on September 23, 1986 with the Secretary of State of the State of Washington.

           3.1.2b Articles of Amendment to Articles of Incorporation of the Company as filed on February 22, 1989 with the Secretary of State of the State of Washington.

           3.1.3b Articles of Amendment to Articles of Incorporation of the Company as filed on July 13, 1994 with the Secretary of State of the State of Washington.

           3.1.4 Articles of Amendment to Articles of Incorporation of the Company as filed on November 13, 1998 with the Secretary of State of the State of Washington.

           3.2.1b  By-laws of the Company.

           3.2.2a  Amended and Restated By-laws of the Company.

           4.1 b Form of specimen certificate for Common Stock of the Company.

           4.2 f Designation of Rights and Preferences of Series A Convertible Preferred Stock.

           4.3 h   Form of Securities Purchase Agreement dated October 28, 1997

           4.4 h   Form of Registration Rights Agreement dated October 28, 1997

           4.5 k   Form of Debenture dated October 28, 1997

           4.6 l Form of amendment to the Securities Purchase Agreement dated June 15, 1998

           Exhibit No.           Description

           10.1 b Combined Incentive and Nonstatutory Stock Option Plan, adopted February 22, 1989, and as amended April 30, 1994 and September 28, 1994, authorizing 1,200,000 shares of Common Stock for issuance pursuant to the combined Plan.

           10.2.1d Industrial Lease, dated March 9, 1995, by and between I-90
                   Lake Place II Limited Partnership, as landlord, and the Company, as tenant.

           10.3.1b Software License Agreement, dated June 4, 1994, by and between Music Technology Associates and the Company.

           10.3.2b Software Rights Purchase Agreement, dated May 5, 1994, by and between Music Technology Associates and the Company.

           10.3.3c Software License Agreement, dated August 6, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

           10.3.4a Software Purchase Agreement, dated April 15, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

           10.3.5d Software Purchase Agreement, dated November 10, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

           10.3.6d Software Purchase Agreement, dated December 22, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

           10.4.1b Reseller Agreement,  dated January 3, 1992, by and between
                   WestPoint Creative Ltd. and the Company.

           10.4.2b Reseller Agreement, dated December 31, 1991, by and between CPS Computer Distribution GmbH and the Company.

           10.4.3b Reseller Agreement, dated February 13, 1992, by and between Walop Electronics B.V. and the Company.

           10.5.1b Distribution Agreement, dated August 26, 1992, by and between
                   Merisel, Inc. and the Company.

           10.5.2b Distribution Agreement, dated July 14, 1992, by and between Ingram Micro Inc. and the Company.

           10.6.1b OEM License Agreement, dated August 26, 1992, by and between MPC (Distribution) Ltd. and the Company.

           10.6.2b OEM License Agreement, dated January 8, 1994, by and between Ad Lib Multimedia Inc. and the Company.

           10.6.3b OEM License Agreement, dated October 26, 1994 by and between Media Vision Corporation 10.6.4b Form of OEM License Agreement between various OEM licensees and the Company.

           10.6.5a OEM License Agreement,  dated May 10, 1994, by and between
                   International Business Machines and the Company.

           10.6.6a OEM License Agreement,  dated May 17, 1994, by and between
                   Gateway 2000 and the Company.

           Exhibit No.           Description

           10.6.7a OEM License Agreement,  dated May 20, 1994, by and between
                   ASCII Corporation and the Company.

           10.6.8a OEM License Agreement,  dated May 20, 1994, by and between
                   I-O Data Devices and the Company.

           10.6.9e OEM License Agreement, dated March 6, 1995, by and between
                   Genoa Systems Corporation and the Company.

           10.6.10eOEM License Agreement,  dated June 2, 1995, by and between
                      Acer America Corporation and the Company.
           10.6.11eOEM License Agreement, dated June 5, 1995, by and between NEC
                   Technologies, Inc. and the Company.

           10.7.1e Asset Purchase and Sale Agreement by and among Midisoft
                   Corporation, Ask Me Multimedia, Inc. and Michael O'Donnell dated April 14, 1995.
              ------------------

           a Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 33-80064).
           b Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 33-62468-5).
           c Incorporated by reference from the Company's Form 10-KSB filed March 30, 1994 (S.E.C. File No. 000-22172).
           d Incorporated by reference from the Company's Form 10-KSB filed April 13, 1995 (S.E.C. File No. 000-22172).
           e Incorporated by reference from the Company's Form 10-KSB/A filed August 4, 1995 (S.E.C. File No. 000-22172).
           f Incorporated by reference from the Company's Form 10-KSB filed April 15, 1997 (S.E.C. File No. 000-22172).
           g Incorporated by reference from the Company's Form 10-KSB/A filed June 20, 1997 (S.E.C. File No. 000-22172).
           h Incorporated by reference from the Company's Form 10-QSB filed November 12, 1997 (S.E.C. File No. 000-22172).
           i Incorporated by reference from the Company's Form 8-K filed January 9, 1997 (S.E.C. File No. 000-22172).
           j Incorporated by reference from the Company's Form 8-K filed November 3, 1997 (S.E.C. File No. 000-22172).
           k Incorporated by reference from the Company's Form 10-KSB filed April 15, 1998 (S.E.C. File No. 000-22172).
           l Incorporated by reference from the Company's Form 10-QSB filed August 14, 1998 (S.E.C. File No. 000-22172).

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MIDISOFT CORPORATION
                                           (Registrant)


Date: April 30, 1999                       By:  /S/ LARRY D. FOSTER
                                           Larry Foster, Chairman of the Board,
                                           President and Chief Executive Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                       Title                              Date
--------------

/S/ LARRY D. FOSTER              Chairman of the Board,          April 30, 1999
Larry D. Foster                  President and Chief
                                 Executive Officer


/S/ GARY M. CULLY                Vice President, Finance,        April 30, 1999
Gary M. Cully                    Chief Financial Officer and
                                 Principal Accounting Officer


/S/ JOHN H. BAUER                Director                        April 30, 1999
John H. Bauer

/S/ MARSHA MURRY                 Director                        April 30, 1999
Marsha Murry

/S/ ROBERT M. ORBACH             Director                        April 30, 1999
Robert M. Orbach

/S/ J. LARRY SMART               Director                        April 30, 1999
J. Larry Smart