Form 10QSB
period 1999-03-31
MIDISOFT CORPORATION
filed 1999-05-20
CIK 882692

-------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1999
                                       or

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

                 Common stock, no par value; shares outstanding;
                         7,020,621 as of April 30, 1999

                              MIDISOFT CORPORATION
                              INDEX TO FORM 10-QSB




                           Page

                                     PART I

                              FINANCIAL INFORMATION

Item 1.       Financial Statements ........................................... 3

              a)   Balance Sheets - March 31, 1999 and December 31, 1998

              b) Statements of Operations - For the Three Months Ended March 31, 1999 and 1998

              c) Statements of Cash Flows - For the Three Months Ended March 31, 1999 and 1998

              d) Notes to Financial Statements - For the Three Months Ended March 31, 1999 and 1998

Item 2.       Management's Discussion and Analysis or
              Plan of Operation .............................................. 7


                                     PART II

                                OTHER INFORMATION

Item 1.       Legal Proceedings ............................................. 14

Item 2.       Changes in Securities and Use of Proceeds ..................... 14

Item 3.       Defaults Upon Senior Securities ............................... 14

Item 4.       Submission of Matters to a Vote of Security Holders ........... 14

Item 5.       Other Information ............................................. 14

Item 6.       Exhibits and Reports on Form 8-K .............................. 14


              SIGNATURE ..................................................... 15

ITEM 1.  Financial Statements

                             MIDISOFT CORPORATION
                                BALANCE SHEETS
                                    ASSETS
                                                 (Unaudited)        (Audited)
                                                 At March 31,    At December 31,
                                                    1999                 1998
                                                -------------    ---------------
Current assets:
   Cash and cash equivalents                      $ 139,000          $ 270,000
   Accounts receivable - net of allowances of
   $245,000 in 1999 and 1998                         94,000            183,000
   Inventories                                      112,000            115,000
   Prepaid expenses and other receivable             40,000             42,000
                                               --------------    ---------------
       Total current assets                         385,000            610,000
Long-term receivable                                195,000            195,000
Property & equipment, net of depreciation            99,000            116,000
Debt issuance costs, net of accum. amortization
of $29,000 in 1999 and $23,000 in 1998               50,000             56,000
                                               --------------    ---------------
       Total assets                               $ 729,000          $ 977,000
                                               ==============    ===============


                      LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                       $ 1,452,000        $ 1,181,000
   Current portion of long-term debt                250,000            250,000
   Accrued wages & payroll taxes                     94,000             93,000
   Other accrued expenses                            84,000            273,000
   Deferred revenue                                   9,000              6,000
                                               --------------    ---------------
       Total current liabilities                  1,889,000          1,803,000
Long-term debt, net of discount                   2,490,000          2,258,000
Warrant obligations                                  81,000             81,000

Shareholders' (deficit) equity
   Common stock, no par value; 25,000,000
     shares authorized, 7,251,000 issued and
     outstanding in 1999 and 1998                20,488,000         20,488,000
   Additional paid-in capital                     3,277,000          3,026,000
   Notes receivable from shareholders              (191,000)          (191,000)
   Retained deficit                             (27,305,000)       (26,488,000)
                                               --------------    ---------------
       Total shareholders' deficit               (3,731,000)        (3,165,000)
                                               --------------    ---------------
Total liabilities and shareholders' deficit       $ 729,000          $ 977,000
                                               ==============    ===============





            See accompanying  notes to financial statements.

                            MIDISOFT CORPORATION
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                        Quarter Ended
                                                           March 31,
                                               ---------------------------------
                                                    1999              1998
                                               --------------    ---------------
Revenues                                          $ 133,000          $ 365,000
Cost of revenues                                     41,000            140,000
                                               --------------    ---------------
Gross profit                                         92,000            225,000

Operating expenses:
   Sales and marketing                              203,000            310,000
   General and administrative                       357,000            377,000
   Research and development                         101,000            225,000
                                               --------------    ---------------
       Total operating expenses                     661,000            912,000

Operating loss                                     (569,000)          (687,000)
Interest expense                                   (240,000)          (765,000)
Other expense                                        (7,000)           (11,000)
                                               --------------    ---------------
Net loss                                         $ (816,000)       $(1,463,000)
                                               ==============    ===============

Net loss per share (basic)                          $ (0.11)           $ (0.23)
                                               ==============    ===============

Net loss per share (diluted)*                       $ (0.11)           $ (0.23)
                                               ==============    ===============
* Common stock equivalents not included, as it would be anti-dilutive

Weighted average shares outstanding               7,251,000          6,298,005
                                               ==============    ===============















                See accompanying  notes to financial statements.

                              MIDISOFT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Quarter Ended
                                                           March 31,
                                               ---------------------------------
                                                     1999             1998
                                               --------------    ---------------
Cash flows used for operations:
   Net loss                                      $ (816,000)      $ (1,463,000)
                                               --------------    ---------------
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation & amortization                    23,000             53,000
      Non-cash interest expense to APIC             250,000            722,000
        (Increase) decrease in assets:
           Accounts receivable, net                  89,000            168,000
           Inventories                                2,000            (17,000)
           Prepaid expenses & other assets            3,000           (159,000)
         Increase (decrease) in liabilities:
           Trade accounts payable                   271,000             (6,000)
           Accrued wages & payroll taxes              1,000              8,000
           Other accrued expenses                  (179,000)           (86,000)
           Deferred revenue                                              1,000
                                               --------------    ---------------
               Total adjustments                    460,000            684,000
                                               --------------    ---------------
               Net cash used for operations        (356,000)          (779,000)
                                               --------------    ---------------
Cash flows used for investing:
   Additions to plant & equipment                        -              (5,000)
                                               --------------    ---------------
               Net cash used for investing               -              (5,000)
                                               --------------    ---------------
Cash flows from financing:
   Proceeds from issuance of long-term debt
     and warrants, net of debt issue costs          225,000          1,088,000
                                               --------------    ---------------
               Net cash provided by financing       225,000          1,088,000
                                               --------------    ---------------

Net change in cash and cash equivalents            (131,000)           304,000
Cash and cash equivalents, beginning of year        270,000             90,000
                                               --------------    ---------------
Cash and cash equivalents, end of period          $ 139,000          $ 394,000
                                               ==============    ===============












                 See accompanying notes to financial statements.

                              MIDISOFT CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1999 and 1998


Interim Financial Information

     The condensed financial statements included herein have been prepared by Midisoft Corporation (the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the results for the interim periods presented. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's 1998 audited financial statements included in its Annual Report on Form 10-KSB/A filed April 30, 1999.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

Accounts Receivable and Major Customer Information

     Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:

                                                  March 31,        December 31,
                                                    1999              1998
  OEM                                              $ 19,000           $ 17,000
  Resellers and other                               320,000            411,000
                                               --------------    ---------------
     Subtotal                                       339,000            428,000
  Less:  Allowance for doubtful accounts           (159,000)           (72,000)
         Allowance for sales returns                (86,000)          (173,000)
                                               ==============    ===============
  Total accounts receivable                        $ 94,000          $ 183,000
                                               ==============    ===============



     Accounts receivable consists principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At March 31, 1999, OEM accounts receivable amounts not yet due were $0, equal to 0% of total OEM receivables compared to $1,000, equal to 6% of total OEM receivables at December 31, 1998. Reseller payment terms typically are standardized and similar to those given software distributors. At March 31, 1999, reseller accounts receivable amounts not yet due were $54,000, equal to 17% of total reseller receivables compared to $257,000, equal to 63% at December 31, 1997.

     The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western
Europe, Taiwan, Singapore, Korea and Japan. Domestic customers comprised $325,000 of accounts receivable at March 31, 1999, compared to $415,000 at December 31, 1998. Foreign customers comprised $14,000 of accounts receivable at March 31, 1998 compared to $13,000 at December 31, 1998.

Income Taxes

     No income taxes are payable at March 31, 1999, the result of the Company's year-to-date loss and the result of Federal net operating losses through December 31, 1998 of approximately $26.1 million that may reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward. An investor who owns $3,200,000 in principal amount of convertible debentures and associated warrants outstanding, has the right to purchase an additional $800,000 of convertible debentures in 1999. If the debenture holder were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company would result.

Inventories

Inventories are summarized as follows:

                                                  March 31,        December 31,
                                                    1999              1998
  Raw materials                                   $ 103,000          $ 106,000
  Finished goods                                     29,000             29,000
  Less:  Allowance for obsolescence                 (20,000)           (20,000)
                                               --------------    ---------------
      Total inventory                             $ 112,000          $ 115,000
                                               ==============    ===============


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

General

     Midisoft provides innovative applications and utilities for the control and enhancement of sound on personal computers. The Company, founded in 1986, has developed award-winning audio software products since that time. Over the past thirteen years the available market, represented by hardware for sound creation, has expanded dramatically, from being available on a small segment of PCs used mainly by computer hobbyists, into availability on nearly each computer that ships from every system manufacturer. Sound on the PC has changed from a differentiating feature into a standard component on all hardware platforms and product lines. Emergence of the Internet has amplified this expansion by creating the backbone, on which music and other audio embellished communication are now distributed globally, and which web-based businesses increasingly desire to use in creating compelling online experiences.

     Midisoft  is  implementing  a  strategy  designed  to meet the needs of two groups whose needs converge in their desire for a compelling "musical experience:" (i) those who seek an engaging music listening experience from their PC desktop, and (ii) those who desire to create this musical experience for others to enjoy. For example, the Company has recently completed the engineering to customize its Desktop Sheet Music product for the Christian music market. This customized version features functionality tailored to the needs of music pastors and directors who require numerous pages of easily modified sheet music each week for use by soloist performers or choirs. In addition, this product contains a large selection of hymns, which can be transposed and modified with the Company's proprietary software, to fit particular voices of the choir and individual parts of accompanying instruments.

     Additionally, the Company believes that it has identified other groups whose needs also converge on a desire for compelling online musical experiences, and who will benefit from the Company's expertise in music creation and internet-centric audio and music delivery. Development of these products is in the planning stages.

     Midisoft's strategy is based on its belief that the Internet provides a platform for promoting, marketing and selling music and related products and services. For example, MP3, the file format for compression of audio files, is the second most frequently searched for term on the leading Internet search engines, according to Searchterms.com. Jupiter Communications estimates music downloads and other music sales will reach $1.4 billion by 2002. The Company is positioning its Internet Products to exploit these trends. Internet Media Player is a candidate for private labeling on destination and portal websites. The Company has initiated arrangements with content aggregators and providers for the download of the Internet Media Player.

     However, success of the Company's strategy in this area depends in large part on the global development of an infrastructure for providing Internet access and services. Because global e-commerce and online exchange of information and compelling music content on the Internet and other similar open wide area networks are new and evolving, it is not possible to anticipate with assurance whether the Internet will prove to be a viable commercial marketplace for the Company's technology. Even though the Internet has experienced, and is expected to continue to experience, significant, geometric growth in the number of users and amount of traffic, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols (for example, the next-generation Internet Protocol) to handle increased levels of Internet activity, or due to increased governmental regulation. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's ability to execute its strategy could be seriously limited and this would materially and adversely affect its results of operation and financial position.

     With these strategies the Company is seeking to ehance its core technologies, in which it has continued to invest over the past 24 months, and augment its retail distribution model with more direct distribution models, including web-based sound and music delivery. The Company is hopeful that successful execution of these strategies will result in growth and improved gross margins. However, Midisoft's development efforts may not result in the timely introduction of new products, and these new products may not be commercially successful. Failure to successfully develop new products, delays in the introduction of these new products, or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business and results of operations.

     The Company markets its products on a worldwide basis (i) to original equipment manufacturers (OEMs), which "bundle" one or more of Midisoft's products with their own products, (ii) to distributors and resellers, which directly supply the retail distribution channel, and (iii) to end users, catalog companies, and businesses and (iv) through on-line Internet sales. Sales to software distributors and resellers, together with direct sales, represented 30% of revenues in the three months ended March 31, 1999, and OEM sales represented 70% during the same period. International sales accounted for 11% of the Company's revenues during the three months ended March 31, 1999. Midisoft's customer base tends to vary from period to period as it establishes new relationships in each of its customer segments. During the three months ended March 31, 1999, two customers individually accounted for more than 10% of the Company's total revenues and together represented 91% of net revenues for the period.

     The principal competitive factors affecting the music creation software and internet music distribution markets include product functionality, ease of use, performance and reliability; customer service and support; product availability; vendor credibility; brand awareness; ability to keep pace with technological change; and price. Although the Company believes that its products currently compete favorably with respect to these factors, there can be no assurance that the Company can achieve an improved competitive position in the face of increasing competition from new products and enhancements introduced by existing competitors and new companies entering this market. The markets for the Company's products are characterized by significant price competition, and the Company expects it will continue to face increasing pricing pressures. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial position and results of operations.

     Additionally, certain of the Company's competitors have substantially greater financial, marketing or technical resources than the Company. There can be no assurance that other companies have not developed or marketed or will not develop or market products that are superior to those of the Company, that are offered at substantially lower prices than those of the Company or that have or will achieve greater market acceptance than those of the Company.

     The Company's revenues include sales of software, software licenses and services, less returns. Cost of revenues includes the costs of manuals, diskettes and duplication, packaging materials, assembly, paper goods, shipping and amortization of purchased software technology and capitalized software development costs. Cost of revenues as a percentage of sales is lower for OEM sales than for distributor and direct sales because few direct costs are involved. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, customer service and technical support costs and advertising and promotion expenses. General and administrative expenses consist of salaries of administrative personnel, legal and accounting costs and general operating expenses including rent and insurance. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts. Software development costs are expensed as incurred.

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

Comparison of Three months ended March 31, 1999 and 1998

     This table provides comparative results of the quarters ending March 31, 1999 and 1998. A general discussion of these results follow.

                                            Quarters ending March 31,
                                              1999             1998
                                          % of Revenue     % of Revenue
Revenues                                          100%             100%
Gross Profit                                       69%              62%
Research & Development                             76%              62%
Sales & Marketing Expense                         153%              85%
General & Administrative Expense                  268%             103%
Total Operating Expenses                          497%             250%
Net Operating Loss                               -428%            -188%
Other Expense                                     186%             213%
Net Loss                                         -614%            -401%









     Revenues for the three months ended March 31, 1999 were $133,000, a decrease of $232,000, compared to $365,000 for the same period in 1998. Sales to software distributors and resellers, together with direct sales were $40,000, representing 30% of revenues in the three months ended March 31, 1999, compared to $287,000 which represented 79% of revenues for the same period in 1998. OEM sales were $93,000 and $78,000 representing 70% and 21% for the same periods respectively. International sales accounted for 11% of the Company's revenues for the three months ended March 31, 1999 and 15% in 1998.

     The Company has begun positioning its Midisoft StudioTM 6.0 into the Christian music market with enhanced features tailored to meet requirements of music pastors. With this emphasis on special feature sets enhancing its core technologies, the Company hopes to lessen its reliance on relatively low margin retail distribution. The Company expects to ship the enhanced version of Midisoft StudioTM 6.0 during the second quarter of 1999. This effort has required marketing and sales resources, which the Company would otherwise have applied to its traditional retail channel sales efforts. The Company believes that this transitioning process, and the resources it has required, is the principal reason for significantly lower revenues in the quarter ended March 31, 1999 compared to the same period in 1998. These efforts are a key element of the Company strategy to enhance its core technologies and augment its retail distribution with more direct distribution models. The Company is hopeful that successful execution of this strategy will result in higher gross margins for its packaged software business. However, these development efforts may not result in timely introduction of new products, and these new products may not be commercially successful. Failure to successfully develop new products, delays in the introduction of these new products, or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business and results of operations.

     Gross profit for the three months ended March 31, 1999 was $92,000, a decrease of $133,000, compared to $225,000 for the same period the prior year. As a percentage of revenues, gross margin increased to 69% in the three months ended March 31, 1999 from 62% in 1998. This is mainly the result of a higher percentage of OEM sales, compared to other software sales, in the quarter ended March 31, 1999 versus the same quarter in 1998. Gross margins of OEM sales, which generate licensing royalties with no distribution or packaging costs, are generally higher than gross margins for the Company's other products.

     Sales and marketing expenses for the three months ended March 31, 1999 were $203,000, a reduction of $107,000, compared to $310,000 for the same period in the prior year. This decrease has resulted from targeted reductions in advertising and fewer personnel during the three months ending March 31, 1999 compared to this period in 1998. As a percentage of revenues, sales and marketing expenses increased to 153% in the three months ended March 31, 1999 from 85% for the same period in 1998. This increase was a direct result of comparably lower revenues in the quarter ended March 31, 1999.

     General and administrative expenses for the three months ended March 31, 1999 were $357,000, a decrease of $20,000, compared to $377,000 for the same period of the prior year. As a percentage of revenues, these expenses for the three months ended March 31, 1999 increased to 268% from 103% for the same period in 1998, as a result of lower revenues in the three month period ending March 31, 1999.

     Research and development expenses for the three months ended March 31, 1999 were $101,000, a decrease of $124,000, compared to $225,000 for the same period in the prior year. As a percentage of revenues, research and development expenses increased to 76% in the three months ended March 31, 1999 from 62% for the same period in 1998.

     Interest and other income for the three months ended March 31, 1999 was $5,000, compared to $7,000 for the same period the prior year. Interest expense for the three months ended March 31, 1999 was $240,000 compared to $765,000 for the same period in 1998, a decrease of $525,000. Interest expense includes one-time non-cash charges of $174,000 in the first quarter of 1999, relating to the valuation of the $250,000 of convertible debentures and $50,000 for amortization of the discount on the detachable warrants issued through March 1999 and $722,000 in the first quarter of 1998, relating to the valuation of the $1,000,000 of convertible debentures and $30,000 for amortization of the discount on detachable warrants issued through January, 1998. The balance of the expense totaling $15,000 in the first quarter of 1999 and $29,000 in the same period last year, represent accrued interest on the Company's debt.

     No income taxes are payable at March 31, 1999, the result of the Company's year-to-date loss and the result of federal net operating losses at December 31, 1998 of approximately $26,137,000. The net operating losses may potentially reduce federal income tax liability, due in future periods and which begin to expire in 2008, In certain circumstances, as specified in Section 382 of the Internal Revenue Code, a fifty percent or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carryforwards. An investor owns $3,200,000 in principal amount of convertible debentures and associated warrants and has the right to purchase an additional $800,000 in convertible debentures in 1999. If the debenture holder were to exercise all of its warrants and convert all the debt it holds, a change in control of the Company would result.

Liquidity and Capital Resources

     As of March 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $139,000 and net accounts receivable of $94,000. This compares to cash, cash equivalents and short term investments of $270,000 and net accounts receivable of $183,000 at December 31, 1998. The change in liquidity and capital resources is the result of negative cash flow from operations during the first quarter of 1999.

     The Company's current liabilities at March 31, 1999 were $1,889,000 compared to $1,803,000 at December 31, 1998. As of March 31, 1999, working capital totaled a negative $1,504,000. The Company's operating activities used cash of $356,000 for the three month period ending March 31, 1999, due primarily to operating losses of $569,000, net of non-cash charges. This use of cash of $356,000 for the three month period ended March 31, 1999, is a decrease of $423,000 from the first quarter of 1998 and a $316,000 increase from the fourth quarter of 1998. The decrease in cash used in the first quarter of 1999 compared to the same quarter in 1998 is principally due to lower operating losses and increases in accounts payable. The increase from the fourth quarter of 1998 results from lower revenues in the current period.

     The Company sold $250,000 of convertible notes on March 30, 1999, in accordance with the Securities Purchase Agreement discussed in the Company's 10-KSB/A filed with the SEC on April 30, 1999. The notes bear interest at the rate of 1% per annum payable annually in cash and are convertible into 1,000,000 shares of the Company's common stock. The note holder also received five-year detachable warrants to purchase 500,000 shares of common stock for $0.75 per share. On April 30, 1999 the Company sold another $200,000 of convertible notes bearing interest at 1% per annum, payable annually in cash and convertible into 250,000 shares of common stock. The note holder received five-year detachable warrants to purchase 250,000 shares of the Company's common stock for $1.75 per share. Additionally, the note holder has the right to purchase an additional $800,000 of convertible debentures in 1999. If the note holder were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company would result.

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

Trade Debt and Other Matters

     As of March 31, 1999, the Company had $40,000 of accounts payable that were current, $97,000 extended to between 31 and 60 days and $1,153,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cash. The Company has entered into plans to extend payments beyond due dates in the original purchase orders. While the Company believes that payment plans will continue to be accepted, there is no certainty that the Company will be able to continue to meet extended payment terms. The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $401,000. Eight of these vendors have initiated litigation and received judgments totaling approximately $95,000. Some vendors have refused to make sales to the Company and others have required cash on delivery terms. The Company has negotiated changes in delivery date commitments, but has not failed to make product shipments due to supply problems from its vendors.

YEAR 2000 Issues

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

     The first two phases are "work in progress" and are being updated on an ongoing basis.

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

     Based on assigned priorities from Phase I and II, the following phases will be carried out to the critical components first, followed by important components, then inconvenient components and finally non-essential components if resources and time are available. The Company is committed to complete testing of all critical and important components before August 31, 1999.

Phase III - Remediation. Analyze all components affected by Year 2000, identifying problem areas and repairing / replacing non-compliant components.

Phase IV - Testing. Thorough testing of all affected systems, including present and future date testing to simulate Year 2000 dates.

Phase V - Implementation. Place all components that have been successfully tested into production.

     Information systems are being tested with a licensed software program, diagnostic tools designed for personal computers and servers that will identify Y2K issues related to computer hardware, software and data. To date, this testing appears to have been successful and has yielded no significant problems. With the constant introduction of new computer equipment and software, information systems testing will continue throughout the year.

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

     The Company's approach to Financial Risk has two main areas of focus. Secure the broadest insurance coverage available at a reasonable cost and avoid exclusions or restrictions of coverage, if possible. Explore other Financial Risk Transfer products and/or Y2K specific insurance coverage to the extent that it becomes available at economically feasible levels.

Estimated Costs

     The Company is continuing to assess the potential impact of the century change on its business, results of operations, and financial position. The total cost of these Year 2000 compliance activities is not anticipated to be material to the Company's financial position or its results of operations. However, if there should be significant problem(s) achieving Year 2000 compliance, there is no assurance that the Company will have the financial or other resources to properly address the problem(s). The cost of internal resources dedicated to the Year 2000 has not been estimated at this time.

Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and such statements are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (a) the ability to fund continued operations out of existing working capital, additional capital infusion and cash flow from future operations and
(b) the success of the Company's approach to dealing with year 2000 issues. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to develop and introduce new music, strategic and Internet products on a timely basis, that rapid changes in technology will not make the Company's products obsolete or otherwise reduce their ability to compete in the marketplace, that competitive conditions within the industry will not change materially or adversely, that the use of multimedia PC's in homes and small offices will continue to grow, that management's decision to focus the Company's resources on music and sound products will reduce certain expenses from the levels which were experienced in 1997 and 1998, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

             In 1997, an entity which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregated in excess of $1 million. The parties reached an agreement in July 1998 outside of arbitration. In exchange for the mutual release of all claims and counterclaims, the Company agreed to provide consideration of
             $420,000, $25,000 in cash and the remainder comprised of forgiveness of $112,000 in debt and issuance of approximately
             630,000 Midisoft common shares. The Company agreed to file a registration statement for these shares within 30 days after final authorization by the shareholders in 1998, but has not filed the registration statement as of this date. Midisoft intends to file a registration statement at the earliest possible date. Payments totaling $20,000 have been made. The debt of $112,000 has been fully reserved and expense of $283,000 for the additional common shares has been booked as of December 31, 1998. Midisoft agreed to remove restrictive legends on 166,667 of previously issued shares. It is anticipated that the releases and consideration will be exchanged in 1999.

             In March 1997, a former sales representative filed suit in Michigan against Midisoft under a certain manufacturer's representative agreement entered into between the parties in November 1994. Plaintiff claims that the Company breached this agreement by failing to pay commissions and is seeking damages in excess of $75,000. Midisoft denies that it failed to pay commissions under the agreement and is asserting counterclaims for over payments and return credits. Damages asserted by the Company equal the damages claimed by the plaintiff. The parties are awaiting a trial date, which is reportedly to occur sometime during the second quarter of 1999. The ultimate outcome cannot be determined at this time, but the Company believes that it has meritorious defenses and is vigorously defending against the claim.

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

             The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $401,000. Twelve of these vendors have initiated litigation for claims totaling $131,000 and eight of these have received judgments totaling approximately $95,000. The Company has reached settlement agreements with some vendors and is negotiating with the remainder. Some vendors have stopped making sales to the Company and others have required cash on delivery terms.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None

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


                              MIDISOFT CORPORATION
                                  (Registrant)


Date: May 19, 1999

                                   BY:    /S/ Gary M. Cully
                                      -----------------------------------------
                                   Gary M. Cully, Vice President of Finance and
                                   Chief Financial Officer