Form 10QSB
period 1999-06-30
MIDISOFT CORPORATION
filed 1999-08-19
CIK 882692

-------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1999
                                       or

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

                 Common stock, no par value; shares outstanding;
                          6,387,954 as of July 31, 1999

                              MIDISOFT CORPORATION
                              INDEX TO FORM 10-QSB


                                     PART I

                              FINANCIAL INFORMATION
                                                                           Page

Item 1.    Financial Statements............................................. 3

           a)     Balance Sheets - June 30, 1999 and December 31, 1998

           b) Statements of Operations - For the Three and Six Months Ended June 30, 1999 and 1998

           c) Statements of Cash Flows - For the Six Months Ended June 30, 1999 and 1998

           d) Notes to Financial Statements - For the Three and Six Months Ended June 30, 1999 and 1998

Item 2.    Management's Discussion and Analysis or
           Plan of Operation ............................................... 7


                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings .............................................. 15

Item 2.    Changes in Securities and Use of Proceeds ...................... 15

Item 3.    Defaults Upon Senior Securities ................................ 16

Item 4.    Submission of Matters to a Vote of Security Holders ............ 16

Item 5.    Other Information .............................................. 16

Item 6.    Exhibits and Reports on Form 8-K ............................... 16


SIGNATURE ................................................................. 17

ITEM 1.  Financial Statements

                         MIDISOFT CORPORATION
                            BALANCE SHEETS

                                ASSETS

                                               (Unaudited)         (Audited)
                                               At June 30,       At December 31,
                                                  1999                1998
                                            ----------------    ----------------
Current assets:
  Cash and cash equivalents                       $  85,000          $  270,000
  Accounts receivable - net of allowances of
    $252,000 in 1999 and $245,000 in 1998           120,000             183,000
  Inventories                                       143,000             115,000
  Prepaid expenses and other receivable              58,000              42,000
                                            ----------------    ----------------
    Total current assets                            406,000             610,000
Long-term receivable                                195,000             195,000
Property & equipment, net of depreciation            88,000             116,000
Debt issuance costs, net of accumulated
  amortization of $37,000 in 1999
  and $23,000 in 1998                                63,000              56,000
                                            ----------------    ----------------
         Total assets                             $ 752,000           $ 977,000
                                            ================    ================


                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                        $ 1,255,000         $ 1,181,000
  Line of credit                                    315,000                   -
  Current portion of long-term debt                 250,000             250,000
  Accrued wages & payroll taxes                     107,000              93,000
  Other accrued expenses                            215,000             273,000
  Deferred revenue                                   74,000               6,000
                                            ----------------    ----------------
Total current liabilities                         2,216,000           1,803,000
Long-term debt, net of discount                   2,661,000           2,258,000
Warrant obligations                                  81,000              81,000

Shareholders' (deficit) equity
  Common stock, no par value; 25,000,000
  shares authorized, 7,251,000 issued
  and outstanding in 1999 and 1998               20,488,000          20,488,000
  Additional paid-in capital                      3,476,000           3,026,000
  Notes receivable from shareholders               (191,000)           (191,000)
  Retained deficit                              (27,979,000)        (26,488,000)
                                            ----------------    ----------------
Total shareholders' deficit                      (4,206,000)         (3,165,000)
                                            ----------------    ----------------
Total liabilities and shareholders' deficit       $ 752,000           $ 977,000
                                            ================    ================




                 See accompanying  notes to financial statements.


                                           MIDISOFT CORPORATION
                                         STATEMENTS OF OPERATIONS
                                                (Unaudited)


                               Three Months Ended          Six Months Ended
                                    June 30,                    June 30,
                             ----------------------   --------------------------
                                1999        1998          1999          1998
                             ----------  ----------   ------------  ------------
Revenues                     $ 157,000   $ 389,000    $   290,000   $   754,000
Cost of revenues                14,000     167,000         55,000       307,000
                             ----------  ----------    -----------  ------------
Gross profit                   143,000     222,000        235,000       447,000
Operating expenses:
  Sales and marketing          157,000     365,000        360,000       674,000
  General and administrative   391,000     410,000        748,000       789,000
  Research and development      79,000     197,000        180,000       422,000
                             ----------  ----------   ------------  ------------
  Total operating expenses     627,000     972,000      1,288,000     1,885,000
                             ----------  ----------   ------------  ------------
Operating loss                (484,000)   (750,000)    (1,053,000)   (1,438,000)
Interest and other
  income/(expense)            (190,000)    (60,000)      (437,000)     (836,000)
                             ----------  ----------   ------------ -------------
Net loss                     $(674,000)  $(810,000)   $(1,490,000)  $(2,274,000)
                             ==========  ==========   ============ =============

Net loss per share **          $ (0.09)    $ (0.13)       $ (0.21)      $ (0.36)
                             ==========  ==========   ============ =============
** Common stock equivalents are not included, as it would be anti-dilutive

Weighted average shares
outstanding                  7,251,000*  6,297,000      7,251,000*    6,297,000
                             ==========  ==========   ============ =============

* 1999 weighted average shares outstanding include 862,000 shares the Company was obligated to issue.


           See accompanying notes to financial statements.




                             MIDISOFT CORPORATION
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                            -----------------------------------
                                                 1999                  1998
                                            -------------      ----------------
Cash flows used for operations:
Net loss                                     $(1,490,000)          $(2,274,000)
                                            -------------      ----------------
Adjustments to  reconcile  net loss to net cash  provided  by  operating activities:
     Depreciation & amortization                  46,000                83,000
     Non-cash interest expense to APIC           450,000               722,000
    (Increase) decrease in assets:
         Accounts receivable, net                 63,000               280,000
         Inventories                             (28,000)              (36,000)
         Prepaid expenses & other assets         (22,000)              (51,000)
     Increase (decrease) in liabilities:
         Trade accounts payable                   74,000               205,000
         Accrued wages & payroll taxes            14,000                16,000
         Other accrued expenses                  (58,000)              (15,000)
         Deferred revenue                         68,000                (4,000)
                                            -------------      ----------------
      Total adjustments                          607,000             1,200,000
                                            -------------      ----------------
      Net cash used for operations              (883,000)           (1,074,000)
                                            -------------      ----------------
Cash flows used for investing:
Additions to plant & equipment                    (5,000)               (5,000)
                                            -------------      ----------------
      Net cash used for investing                 (5,000)               (5,000)
                                            -------------      ----------------
Cash flows from financing:
Bank - Line of Credit                            315,000                     -
Proceeds from issuance of long-term debt
and warrants, net of debt issue costs            388,000             1,165,000
                                            -------------      ----------------
      Net cash provided by financing             703,000             1,165,000
                                            -------------      ----------------


Net change in cash and cash equivalents         (185,000)               86,000
Cash and cash equivalents, beginning of year     270,000                90,000
                                            -------------      ----------------
Cash and cash equivalents, end of period        $ 85,000             $ 176,000
                                            =============      ================



              See accompanying notes to financial statements.

                              MIDISOFT CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

            For the Three and Six Months Ended June 30, 1999 and 1998


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

         The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results tobe expected for the full calendar year.

Accounts Receivable and Major Customer Information

         Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:

                                             June 30,              December 31,
                                               1999                      1998
OEM                                          $78,000                  $ 17,000
Resellers and other                          294,000                   411,000
                                          ----------             -------------
   Subtotal                                  372,000                   428,000
Less:  Allowance for doubtful accounts       (54,000)                  (72,000)
       Allowance for sales returns          (198,000)                 (173,000)
                                          ==========             =============
Total accounts receivable                   $120,000                 $ 183,000
                                          ==========             =============

         Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At June 30, 1999, OEM accounts receivable amounts not yet due were $64,000, equal to 17% of total OEM receivables compared to $1,000, equal to 6% of total OEM receivables at December 31, 1998. Reseller payment terms typically are standardized and similar to those given software distributors. At June 30, 1999, reseller accounts receivable amounts not yet due were $91,000, equal to 31% of total reseller receivables compared to $257,000, equal to 63% at December 31, 1998.

         The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, Singapore, Korea and Japan. Domestic customers comprised $356,000 of accounts receivable at June 30, 1999, compared to $415,000 at December 31, 1998. Foreign customers comprised $16,000 of accounts receivable at June 30, 1999 compared to $13,000 at December 31, 1998.

Income Taxes

         No income taxes were payable at June 30, 1999, due to the Company's year-to-date loss. The Company had Federal net operating loss carryforwards at December 31, 1998 of approximately $26.1 million that may reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more change in ownership of the Company during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carryforward. Such a change may have occurred as defined in Section 382 of the Internal Revenue Code. An investor who owns $3,200,000 in principal amount of convertible debentures and associated warrants, has the right to purchase an additional $800,000 of convertible debentures in 1999. If this investor were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company would result.

Inventories

Inventories are summarized as follows:

                                        June 30,                   December 31,
                                          1999                         1998
Raw materials                          $118,000                     $ 106,000
Finished goods                           49,000                        29,000
Less: Allowance for obsolescence        (24,000)                      (20,000)
                                   -------------             -----------------
      Total inventory                  $143,000                     $ 115,000
                                   =============             =================

Subsequent Events

On July 14, 1999 the Company entered into Subscription and Registration Rights Agreements to sell 781,250 shares of the Company's common stock to a new investor for total consideration of $1,000,000. The funds were received on July 14, 1999. As part of the transaction, the Company agreed to pay a finders fee of $30,000 to an unrelated third party. The finders fee may be paid in cash, common stock of the Company or some combination of the two.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

General

   Midisoft, founded in 1986, provides innovative applications and utilities for the control and enhancement of sound on personal computers. Over the past thirteen years, the use of hardware for sound creation has expanded dramatically. While sound was initially available on only a small segment of PCs used mainly by computer hobbyists, it is now a feature on nearly every computer that ships from every system manufacturer. Emergence of the Internet has fueled this expansion by permitting global distribution of music and other audio embellished communication, which web-based businesses increasingly desire to use in creating compelling online experiences.

Midisoft is pursuing a strategy focused on two groups which share a desire for a compelling "musical experience:" (i) those who seek an engaging music listening experience from their PC desktop, and (ii) those who desire to create this musical experience for others to enjoy. For example, in the first quarter of 1999, the Company completed engineering that customized its Desktop Sheet Music product for the Christian music market. This customized version features functionality tailored to the needs of music pastors and directors who require numerous pages of easily modified sheet music each week for use by soloist performers or choirs. In addition, this product contains a large selection of hymns, which can be transposed and modified with the Company's proprietary software to fit particular voices of the choir and individual parts of accompanying instruments.

         The Company believes that it has identified other groups which desire compelling online musical experiences, and will benefit from the Company's expertise in music creation and Internet-centric audio and music delivery. Development of these products is in the planning stages.

         Midisoft's strategy is based on its belief that the Internet provides the ideal platform for promoting, marketing and selling music and related products and services. For example, MP3, the file format for compression of audio files, is one of the most frequently searched terms on leading Internet search engines, according to Searchterms.com. Jupiter Communications estimates music downloads and other music sales will reach $1.4 billion by 2002. The Company is seeking to position its Internet products to exploit these trends. For example, Internet Media Player is a candidate for private labeling on destination and portal websites. The Company has initiated arrangements with content aggregators and providers for download of its Internet Media Player.

         Success of the Company's strategy depends in large part on the global development of an infrastructure for providing Internet access and services. Because global e-commerce and online exchange of information and compelling music content on the Internet and other similar open wide area networks are new and evolving, it is not possible to anticipate with assurance whether the Internet will prove to be a viable commercial marketplace for the Company's technology. Even though the Internet has experienced, and is expected to continue to experience significant and rapid growth in the number of users and amount of traffic, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability because of delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, or increased governmental regulation. If the necessary infrastructure or complementary services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's ability to execute its strategy could be seriously limited and this would materially and adversely affect its results of operations and financial position.

         With these strategies the Company is seeking to enhance its core technologies, in which it has continued to invest over the past 24 months, and augment its retail distribution model with more direct distribution models, including web-based sound and music delivery. The Company believes that successful execution of these strategies will result in growth and improved gross margins. Midisoft's development efforts may not result in the timely introduction of new products, and these new products may not be commercially successful. Inability to successfully develop new products, delays in the introduction of these new products, or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business and results of operations.

         The Company markets its products on a worldwide basis to: (i) original equipment manufacturers (OEMs), which "bundle" one or more of Midisoft's products with their own products, (ii) distributors and resellers, which directly supply the retail distribution channel, (iii) end users, catalog companies, and businesses; and (iv) through on-line Internet sales. Sales to software distributors and resellers, together with direct sales, represented 22% of revenues in the three and six months ended June 30, 1999, and OEM sales represented 78% during the same periods. International sales accounted for 4% and 7% of the Company's revenues during the three and six months ended June 30, 1999. During the three and six months ended June 30, 1999, two customers individually accounted for more than 10% of the Company's total revenues and together represented 72% and 64% of net revenues for those periods.

         The principal competitive factors affecting the music creation software and Internet music distribution markets include product functionality, ease of use, performance and reliability; customer service and support; product availability; vendor credibility; brand awareness; ability to keep pace with technological change; and price. Although the Company believes that its products currently compete favorably with respect to these factors, there can be no assurance that the Company can achieve an improved competitive position in the face of increasing competition from new products and enhancements introduced by existing competitors and new companies entering its markets. Markets for the Company's products are characterized by significant price competition, and the Company expects it will continue to face increasing pricing pressures. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial position and results of operations.

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

         The Company's revenues include sales of software, software licenses and services, less returns. Cost of revenues includes the costs of manuals, diskettes and duplication, packaging materials, paper goods, product assembly, warehousing and logistics services. Cost of revenues as a percentage of sales is lower for OEM sales than for distributor and direct sales because fewer direct costs are involved. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, customer service and technical support costs, advertising and promotion expenses. General and administrative expenses reflect salaries of administrative personnel, legal and accounting costs and general operating expenses including rent and insurance. Research and development expenses consist mainly of personnel and equipment costs required to conduct the Company's development efforts. Software development costs are expensed as incurred.

         Revenues from sales to distributors and resellers and direct sales are recognized when products are shipped. The Company's software sales agreements generally do not involve significant support obligations to customers subsequent to delivery. Revenues from products licensed to OEMs, consisting of one-time license fees, are recognized at the time the software master is delivered and when the criteria for fixed fee revenue recognition under Statement of Position No. 97-2 "Software Revenue Recognition" are satisfied. Additional royalty use or unit copy royalty fees are recognized when they are received pursuant to license agreements upon notification of shipment from OEMs.

Seasonality

         Sales to distributors tend to be greater in the fourth quarter as consumers buy software to supplement their holiday computer hardware purchases. OEM sales are concentrated in a small number of large customer contracts and tend to occur sporadically. Direct sales generally increase when software upgrades become available.

Comparison of three and six months ended June 30, 1999 and 1998

         This table provides comparative results of the periods ended June 30, 1999 and 1998. A general discussion of these results follows.


                         Three months ended June 30,   Six months ended June 30,
                                   1999        1998            1999        1998
                                     % of Revenue                % of Revenue
Net Sales Revenue                  100%        100%            100%        100%
Gross Profit                        91%         57%             81%         59%
Sales & Marketing Expense          100%         94%            124%         89%
General & Administrative Expense   249%        105%            258%        105%
Research & Development              50%         51%             62%         56%
Total Operating Expenses           399%        250%            444%        250%
Net Operating Income (Loss)       -308%       -193%           -363%       -191%
Other (Income) Expense            -121%        -15%           -151%       -111%
Net Income (Loss)                 -429%       -208%           -514%       -302%


         Revenues for the three months ended June 30, 1999 were $157,000, a decrease of $232,000, or 60%, compared to $389,000 for the same period in 1998. Revenues for the first six months of 1999 were $290,000, a decrease of $464,000, or 62%, compared to $754,000 for the same period in 1998. Sales to software distributors and resellers, together with direct sales were $34,000 and $64,000, representing 22% of revenues in the three and six months ended June 30, 1999, compared to $311,000 and $583,000 which represented 80% and 77% of revenues for the same periods in 1998. OEM sales were $123,000 and $226,000 representing 78% of revenues in the three and six months ended June 30, 1999 and $78,000 and $171,000 representing 20% and 23% of revenues respectively for the same periods in 1998. International sales accounted for 4% and 7% of the Company's revenues for the three and six months ended June 30, 1999 and 5% and 4% for the same periods in 1998.

         The Company has begun positioning its Worship StudioTM 6.0 into the Christian music market with enhanced features tailored to meet requirements of music pastors. With this emphasis on special feature sets enhancing its core technologies, the Company hopes to lessen its reliance on relatively low margin retail distribution. The Company began shipping Worship StudioTM 6.0 during the second quarter of 1999. This effort required marketing and sales resources, which the Company would otherwise have applied to its traditional retail channel sales efforts. The Company believes that this transitioning process, and the resources it has required, is the principal reason for significantly lower revenues in the quarters ended March 31 and June 30, 1999 compared to the same periods in 1998. These efforts are an element of the Company's strategy to enhance its core technologies and augment its retail distribution with more direct distribution models. The Company believes that successful execution of this strategy will result in higher gross margins for its packaged software business. These development efforts may not result in timely introduction of new products, and these new products may not be commercially successful. Inability to successfully develop new products, delays in the introduction of these new products, or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business and results of operations.

         Gross profit for the three and six months ended June 30, 1999 was $143,000 and $235,000, a decrease of $79,000 and $212,000, respectively, compared to $222,000 and $447,000 for the same periods in the prior year. As a percentage of revenues, gross margin increased to 91% and 81% in the three and six months ended June 30, 1999 from 57% and 59% for the same periods in 1998. This difference occurred because of a higher percentage of OEM sales, compared to other software sales, in the three and six month periods ended June 30, 1999 versus the same periods in 1998. OEM sales generate licensing royalties without distribution or packaging costs, resulting in higher gross margins than the Company's other products.

         Sales and marketing expenses for the three and six months ended June 30, 1999 were $157,000 and $360,000, a reduction of $208,000 and $314,000, compared to $365,000 and $674,000 for the same periods in the prior year. This decrease resulted from targeted reductions in advertising and fewer personnel during the three and six months ending June 30, 1999 compared to the same periods in 1998. As a percentage of revenues, sales and marketing expenses increased to 100% and 124% in the three and six months ended June 30, 1999 from 94% and 89% for the same periods in 1998. This increase was a direct result of comparably lower revenues in the first and second quarters of 1999.

         General and administrative expenses for the three and six months ended June 30, 1999 were $391,000 and $748,000, a decrease of $19,000 and $41,000, respectively, compared to $410,000 and $789,000 for the same periods of the prior year. As a percentage of revenues, these expenses for the three and six months ended June 30, 1999 increased to 249% and 258% from 105% for the same periods in 1998, as a result of lower revenues in the three and six month periods ending June 30, 1999.

         Research and development expenses for the three and six months ended June 30, 1999 were $79,000 and $180,000, a decrease of $118,000 and $242,000, respectively, compared to $197,000 and $422,000 for the same periods in the prior year. As a percentage of revenues, research and development expenses changed slightly to 50% and 62% in the three and six months ended June 30, 1999 from 51% and 56% for the same periods in 1998.

         Interest and other income for the three and six months ended June 30, 1999 was $6,000 and $11,000, compared to $3,000 and $10,000 for the same periods of the prior year. Interest and other expense for the three and six months ended June 30, 1999 was $196,000 and $448,000 compared to $63,000 and $846,000 for the same periods in 1998. Interest expense includes one-time non-cash charges of $106,000 and $280,000 in the three and six months ended June 30, 1999, relating to the valuation of the $450,000 of convertible debt and $57,000 and $107,000 for the same periods for amortization of the discount on the detachable warrants issued through June 1999. Interest expense for the three and six month periods ended June 30, 1998 included one-time non-cash charges of $0 and $722,000, relating to the valuation of the $1,000,000 of convertible debentures and $36,000 and $66,000, respectively, for amortization of the discount on detachable warrants issued through June 1998. The balance of the expense, totaling $61,000 in the first half of 1999 and $58,000 in the same period last year, represents accrued interest, penalties and issuance costs on the Company's debt.

         No income taxes were payable at June 30, 1999, due to the Company's year-to-date loss. The Company had Federal net operating loss carryforwards at December 31, 1998 of approximately $26.1 million that may reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more change in ownership of the Company during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carryforward. Such a change may have occurred as defined in Section 382 of the Internal Revenue Code. An investor who owns $3,200,000 in principal amount of convertible debentures and associated warrants, has the right to purchase an additional $800,000 of convertible debentures in 1999. If this investor were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company would result.


Liquidity and Capital Resources

         As of June 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $85,000 and net accounts receivable of $120,000. This compares to cash, cash equivalents and short term investments of $270,000 and net accounts receivable of $183,000 at December 31, 1998. The change in liquidity and capital resources is the result of negative cash flow from operations during the first and second quarters of 1999, partially offset by bank borrowings and proceeds from the issuance of long term debt.

         The Company's current liabilities at June 30, 1999 were $2,216,000 compared to $1,803,000 at December 31, 1998. As of June 30, 1999, working capital totaled a negative $1,810,000. The Company's operating activities used cash of $527,000 and $883,000 for the three and six month periods ended June 30, 1999, primarily caused by operating losses of $484,000 and $1,053,000 for the same periods, net of non-cash charges. This use of cash of $527,000 for the three month period ended June 30, 1999, is an increase of $232,000 from the second quarter of 1998. Lower collections of accounts receivable and payment of some of the overdue accounts payable contributed to the increased use of cash in the second quarter of 1999.

         The Company sold $250,000 of convertible notes on March 30, 1999, in accordance with the Securities Purchase Agreement discussed in the Company's 10-KSB/A filed with the SEC on April 30, 1999. The notes bear interest at the rate of 1% per annum payable annually in cash, or shares of the Company's common stock, and are convertible into 1,000,000 shares of the Company's common stock. The note holder also received five-year detachable warrants to purchase 500,000 shares of common stock for $0.75 per share. On April 30, 1999 the Company sold another $200,000 of convertible notes bearing interest at 1% per annum, payable annually in cash, or shares of the Company's common stock, and convertible into 250,000 shares of common stock. The note holder received five-year detachable warrants to purchase 250,000 shares of the Company's common stock for $1.75 per share. The note holder has the right to purchase an additional $800,000 of convertible debentures in 1999. If the note holder were to exercise all its warrants and convert all the debt it holds and has a right to acquire, a change in control of the Company would result.

         In June 1999 the Company opened two lines of credit with Key Bank of Washington for $750,000 each, or $1,500,000 combined. These lines of credit jointly obligate the Company and the Company's largest creditor, who holds $3,200,000 of the Company's convertible debt. These credit lines were expanded to $1,000,000 each, or $2,000,000 combined, on July 15, 1999. All outstanding principal and interest must be paid on both lines by March 4, 2000. The amount borrowed under the lines at June 30, 1999 was $315,000, which was completely repaid on July 16, 1999 after receipt of the new equity investment described below, putting the cash availability under the lines at $2,000,000.

         On July 14, 1999 the Company entered into Subscription and Registration Rights Agreements to sell 781,250 shares of the Company's common stock to a new investor for total consideration of $1,000,000. The funds were received on July 14, 1999. As part of the transaction, the Company agreed to pay a finder's fee of $30,000 to an unrelated third party. The finder's fee may be paid in cash, common stock of the Company or some combination of the two. The 781,250 shares of common stock have not been issued.

         To date, the Company has financed its operations principally through net proceeds from two public offerings and private placements of debt and equity. The Company believes that cash on hand, along with cash generated from the sale of products and collections of accounts receivable, will be sufficient to meet the Company's requirements for the next few months and that the lines of credit, so long as they are available, will provide working capital through early 2000 . The Company's ability to fund continued operations beyond that point depends on raising additional capital. Should the Company be unable to raise additional capital, the Company will be required to significantly reduce operations, reduce expenses, and may find it necessary to file for protection under the bankruptcy code. Such steps would likely have a material adverse effect on the Company's ability to establish profitable operations in the future. The Company will continue to pursue other financing arrangements to increase its cash reserves. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

Trade Debt and Other Matters

         As of June 30, 1999, the Company had $37,000 of accounts payable that were current, $24,000 extended to between 31 and 60 days and $1,194,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cash. The Company has entered into plans to extend payments beyond due dates in the original purchase orders. While the Company believes that payment plans will continue to be accepted, there is no certainty that the Company will be able to continue to meet extended payment terms. The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $793,000. Nine of these vendors have initiated litigation and received judgments. The remaining unpaid balance of these judgments is approximately $117,000. Some vendors have declined sales on credit terms to the Company and others have required cash on delivery terms. The Company has negotiated changes in delivery dat commitments, but has not failed to make product shipments because of supply problems from its vendors.

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

         Based on assigned priorities from Phase I and II, the following phases will be carried out to the critical components first, followed by important components, then inconvenient components and finally non-essential components if resources and time are available. The Company has completed testing of all critical and important components and is committed to achieving Y2K compliance for these components by September 30, 1999. Testing on all inconvenient and non-essential components should be finished by September 30, 1999 and complete Y2K compliance is scheduled to be accomplished before November 30, 1999.

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

         The Company does not  currently  utilize  Electronic  Data  Interchange
(EDI) with any of its partners or vendors but will thoroughly test any EDI situation that may arise between now and March 1, 2000. If critical suppliers do not satisfy the Company's Year 2000 compliance requirements, alternative suppliers will be identified. As a contingency plan, inventory levels may be raised prior to December 1999 to assure continued delivery of products to customers through March 2000.

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

         The Company's approach to Financial Risk has two main areas of focus. Secure the broadest insurance coverage available at a reasonable cost and avoid exclusions or restrictions of coverage, if possible. The Company will explore other Financial Risk Transfer products and/or Y2K specific insurance coverage to the extent that it becomes available at economically feasible levels.

Estimated Costs

         The Company is continuing to assess the potential impact of the century change on its business, results of operations, and financial position. The total cost of these Year 2000 compliance activities is anticipated to be immaterial to the Company's financial position or its results of operations. If there should be significant problem(s) achieving Year 2000 compliance, there is no assurance that the Company will have the financial or other resources to properly address the problem(s). The cost of internal resources dedicated to the Year 2000 has not been estimated at this time.

Forward-Looking Statements

         This report  contains  certain  forward-looking  statements  within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and such statements are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (a) the ability to fund continued operations out of additional capital infusion and (b) the success of the Company's approach to dealing with year 2000 issues. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to develop and introduce new music, strategic and Internet products on a timely basis, that rapid changes in technology will not make the Company's products obsolete or otherwise reduce their ability to compete in the marketplace, that competitive conditions within the industry will not change materially or adversely, that the use of multimedia PC's in homes and small offices will continue to grow, that management's decision to focus the Company's resources on music and sound products will reduce certain expenses from the levels which were experienced in 1997 and 1998, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

             In 1997, an entity which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregated in excess of $1 million. The parties reached an agreement in July 1998 outside of arbitration. In exchange for the mutual release of all claims and counterclaims, the Company agreed to provide consideration of
             $420,000, $25,000 in cash and the remainder comprised of forgiveness of $112,000 in debt and issuance of approximately
             630,000 Midisoft common shares. The Company agreed to file a registration statement for these shares within 30 days after final authorization by the shareholders in 1998, but has not filed the registration statement as of this date. Payments totaling $20,000 have been made. The debt of $112,000 has been fully reserved and expense of $283,000 for the additional common shares has been booked as of December 31, 1998. Midisoft agreed to remove restrictive legends on 166,667 of previously issued shares. The Company believes that the entity's subsequent actions nullified this agreement. The 630,000 common shares have not been issued In July 1999 the Company demanded the return of the cash payments and 16,667 shares of the common stock issued, withdrew its forgiveness of the debt and the terms of settlement are being reconsidered. The Company has not yet received a response to its demand.

             In March 1997, a former sales representative filed suit in Michigan against Midisoft under a certain manufacturer's representative agreement entered into between the parties in November 1994. Plaintiff claims that the Company breached this agreement by failing to pay commissions and is seeking damages in excess of $75,000. Midisoft denies that it failed to pay commissions under the agreement and is asserting counterclaims for over payments and return credits. Damages asserted by the Company equal the damages claimed by the plaintiff. The parties are awaiting a trial date, which is reportedly to occur sometime during 1999. The ultimate outcome cannot be determined at this time, but the Company believes that it has meritorious defenses and is vigorously defending against the claim.

             On April 3, 1997 the Company began arbitration proceedings against a former customer. On September 24, 1997, the Company was awarded a judgment in the amount of $194,983.37 against the former customer. The amount of the award represents the sum of 1) $160,000.00, the unpaid portion of the base annual license royalty under the Company's OEM License Agreement and 2) $34,983.37, representing interest on the unpaid installments from their respective due dates through the date of the award computed at 12% per annum. In November 1998, the former customer exhausted its appeals when the Washington State Court of Appeals denied the former customer's appeal motion, thereby terminating the appellate process. In March 1999, the Company amended the judgment to add attorneys' fees and interest accrued since the original judgment was entered. The total amount of the amended judgment is $247,925.34. The Company is pursuing collection in Washington State and has engaged a California law firm to enforce judgment in the state of California, the headquarters location of the former customer.

             The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $793,000. Fifteen of these vendors have initiated litigation for claims totaling approximately $183,000 and nine of these have received judgments of which the remaining unpaid balance is approximately $117,000. The Company has reached settlement agreements with some vendors and is negotiating with the remainder. Some vendors have declined sales on credit terms to the Company and others have required cash on delivery or in advance terms.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS -

             In July 1999 the Company entered into a Subscription and Registration Rights Agreements to sell 781,250 shares of the Company's common stock to a new investor for a total consideration of $1,000,000. The shares have not been issued. The funds were received on July 14, 1999 and will be used for working capital. As part of the transaction, the Company agreed to pay a finder's fee of $30,000 to an unrelated third party. The finders fee may be paid in cash, common stock of the Company or some combination of the two.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -None

ITEM 5.  OTHER INFORMATION. - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            a) EXHIBITS - The following exhibits are filed as part of this report:

                Exhibit No.

                10.1 1998 Nonstatutory Option Plan, adopted February 10, 1998, authorizing 500,000 shares of Common Stock for issuance pursuant to the Plan.

                10.2 1999 Incentive and Nonstatutory Option Plan, adopted June 2, 1999, authorizing 1,000,000 of Common Stock for issuance pursuant to the Plan.

                27     Financial Data Schedule

             b) Reports on Form 8-K - None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          MIDISOFT CORPORATION
                              (Registrant)


Date: August 18, 1999

                                  BY:     /S/  Gary M.Cully
                                     -----------------------------------------
                                  Gary M. Cully, Vice President of Finance and
                                                 Chief Financial Officer