Form 10QSB
period 1999-09-30
MIDISOFT CORPORATION
filed 1999-11-19
CIK 882692

-------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1999
                                       or

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For The Transition Period From _____ to ______


                        Commission File Number 000-22172

                              recordLab CORPORATION
        (Exact name of small business issuer as specified in its charter)
                         [formerly Midisoft Corporation]


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

                 Common stock, no par value; shares outstanding;
                        7,291,749 as of November 12, 1999
   -------------------------------------------------------------------------
                              recordLab CORPORATION
                              INDEX TO FORM 10-QSB




                                                                     Page

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements................................           3

         a)  Balance Sheets - September 30, 1999 and December 31, 1998

         b) Statements of Operations - For the Three and Nine Months Ended September 30, 1999 and 1998

         c)  Statements of Cash Flows - For the Nine Months Ended
             September 30, 1999 and 1998

         d) Notes to Financial Statements - For the Three and Nine Months Ended September 30, 1999 and 1998

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ........................................     8


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.........................................    15

Item 2.  Changes in Securities and Use of Proceeds.................    15

Item 3.  Defaults Upon Senior Securities ..........................    16

Item 4.  Submission of Matters to a Vote of Security Holders ......    16

Item 5.  Other Information.........................................    16

Item 6.  Exhibits and Reports on Form 8-K .........................    16


SIGNATURE..........................................................    17

ITEM 1.  Financial Statements

                              recordLab Corporation

                                  BALANCE SHEETS

                                      ASSETS

                                                (Unaudited)
                                              At September 30,   At December 31,
                                                   1999               1998
                                             -----------------  ----------------
Current assets:
  Cash and cash equivalents                         $ 242,000         $ 270,000
  Accounts receivable - net of allowances of
    $419,000 in 1999 and $245,000 in 1998             383,000           183,000
  Inventories                                         126,000           115,000
  Prepaid expenses and other receivable                49,000            42,000
                                             -----------------  ----------------
       Total current assets                           800,000           610,000

Long-term receivable                                  195,000           195,000
Property & equipment, net of depreciation             128,000           116,000
Debt issuance costs, net of accumulated amortization
  of $44,000 in 1999 and $23,000 in 1998               56,000            56,000
                                             -----------------  ----------------
Total assets                                      $ 1,179,000         $ 977,000
                                             =================  ================


                    LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
  Trade accounts payable                          $ 1,098,000       $ 1,181,000
  Line of credit                                      400,000                -
  Current portion of long-term debt                        -            250,000
  Accrued wages & payroll taxes                       106,000            93,000
  Other accrued expenses                              173,000           273,000
  Deferred revenue                                     12,000             6,000
                                             -----------------  ----------------
      Total current liabilities                     1,789,000         1,803,000

Long-term debt, net of discount                     2,728,000         2,258,000
Warrant obligations                                        -             81,000

Shareholders' deficit
  Common stock, no par value; 25,000,000 shares authorized,
    8,626,000 issued and outstanding in 1999 and
    7,251,000 issued and outstanding in 1998       22,059,000        20,488,000
  Additional paid-in capital                        3,477,000         3,026,000
  Notes receivable from shareholders                 (109,000)         (191,000)
  Accumulated deficit                             (28,765,000)      (26,488,000)
                                             -----------------  ----------------
      Total shareholders' deficit                  (3,338,000)       (3,165,000)
                                             -----------------  ----------------
Total liabilities and shareholders' deficit       $ 1,179,000         $ 977,000
                                             =================  ================


              See accompanying  notes to financial statements.

                             recordLab Corporaton

                           STATEMENTS OF OPERATIONS

                                 (Unaudited)
                             Three Months Ended          Nine Months Ended
                                September 30,               September 30,
                           ------------------------   --------------------------
                              1999         1998           1999         1998
                           -----------  -----------   ------------  ------------
Revenues                    $ 493,000    $ 582,000      $ 783,000   $ 1,336,000
Cost of revenues               83,000      244,000        138,000       551,000
                           -----------  -----------   ------------  ------------
Gross profit                  410,000      338,000        645,000       785,000
Operating expenses:
  Sales and marketing         348,000      322,000        708,000       996,000
  General and administrative  673,000      400,000      1,422,000     1,188,000
  Research and development     90,000      112,000        269,000       535,000
                           -----------  -----------   ------------  ------------
  Total operating expenses  1,111,000      834,000      2,399,000     2,719,000
                           -----------  -----------   ------------  ------------
Operating loss               (701,000)    (496,000)    (1,754,000)   (1,934,000)
Interest and other (expense)  (85,000)    (489,000)      (522,000)   (1,325,000)
                           -----------  -----------   ------------  ------------

Net loss                    $(786,000)  $ (985,000)  $ (2,276,000) $ (3,259,000)
                           ===========  ===========   ============  ============

Basic and diluted
       net loss per share     $ (0.10)     $ (0.16)       $ (0.30)      $ (0.52)
                           ===========  ===========   ============  ============

Weighted average shares
              outstanding   7,990,000    6,329,000      7,503,000     6,308,000
                           ===========  ===========   ============  ============


              See accompanying  notes to financial statements.


                              recordLab Corporation

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Nine Months Ended
                                                         September 30,
                                               ---------------------------------
                                                     1999              1998
                                               ---------------   ---------------
Cash flows used in operating ctivities:
  Net loss                                        $(2,276,000)      $(3,259,000)
                                               ---------------   ---------------
  Adjustments  to  reconcile  net loss to net
  cash used in operating activities:
    Depreciation & amortization                        47,000           123,000
    Non-cash interest expense to APIC                 721,500         1,500,000
   (Increase) decrease in assets:
    Accounts receivable, net                         (200,000)          216,000
    Inventories                                       (11,000)           73,000
    Prepaid expenses & other assets                    (7,000)          (48,000)
    Increase (decrease) in liabilities:
    Trade accounts payable                            (83,000)          119,000
    Accrued wages & payroll taxes                      13,000             4,000
    Other accrued expenses                           (100,000)           10,000
    Deferred revenue                                    6,000            (4,000)
                                               ---------------   ---------------
      Total adjustments                               386,500         1,993,000
                                               ---------------   ---------------
      Net cash used for operations                 (1,889,500)       (1,266,000)
                                               ---------------   ---------------
Cash flows used in investing activities:
    Additions to property & equipment                 (59,000)           (4,000)
                                               ---------------   ---------------
      Net cash used in investing activities           (59,000)           (4,000)
                                               ---------------   ---------------
Cash flows from financing activities:
    Borrowings under line of credit                   400,000                -
    Proceeds from issuance of long-term debt
    and warrants,                                     427,000         1,265,000
    Proceeds from issuance of common stock          1,094,000             2,000
                                              ----------------   ---------------
      Net cash provided by financing activities     1,921,000         1,267,000
                                              ----------------   ---------------

Net change in cash and cash equivalents               (27,500)           (3,000)
Cash and cash equivalents, beginning of year          270,000            90,000
                                              ----------------   ---------------
Cash and cash equivalents, end of period            $ 242,500          $ 87,000
                                              ================   ===============


             See accompanying  notes to financial statements.

                              recordLab Corporation
                         (formerly Midisoft Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

         For the Three and Nine Months Ended September 30, 1999 and 1998


Interim Financial Information

         The inancial statements included herein have been prepared by recordLab Corporation (the "Company"), according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the results for the interim periods presented. The accompanying financial statements and related notes should be read in conjunction with the Company's 1998 audited financial statements included in its Annual Report on Form 10-KSB/A filed April 30, 1999.

         The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

Accounts Receivable and Major Customer Information

         Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:


                                               (Unaudited)
                                               September 30,     December 31,
                                                   1999              1998

 OEM                                              $ 14,000         $ 17,000
 Resellers and other                               788,000          411,000
                                               ------------     ------------
         Subtotal                                  802,000          428,000

   Less:  Allowance for doubtful accounts          (39,000)         (72,000)
          Allowance for sales returns             (380,000)        (173,000)
                                               ============     ============
     Total accounts receivable                    $383,000        $ 183,000
                                               ============     ============

         Accounts receivable consists principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At September 30, 1999, OEM accounts receivable amounts not yet due were $0, equal to 0% of total OEM receivables compared to $1,000, equal to 6% of total OEM receivables at December 31, 1998. Reseller payment terms typically are standardized and similar to those given software distributors. At September 30, 1999, reseller accounts receivable amounts not yet due were $536,000, equal to 70% of total reseller receivables compared to $257,000, equal to 63% at December 31, 1998.

         The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers are primarily located in Western Europe, Taiwan, Singapore, Korea and Japan. Domestic customers comprised $760,000 of accounts receivable at September 30, 1999, compared to $415,000 at December 31, 1998. Foreign customers comprised $16,000 of accounts receivable at September 30, 1999 compared to $13,000 at December 31, 1998.

Income Taxes

         No income taxes were payable at September 30, 1999, due to the Company's year-to-date loss. The Company had Federal net operating loss carryforwards at December 31, 1998 of approximately $26.1 million that may reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more change in ownership of the Company during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carryforward. Such a change may have occurred as a result of the conversion into equity in October 1999 of $3,200,000 in principal amount of the Company's convertible debentures.


Inventories

Inventories are summarized as follows:

                                           (Unaudited)
                                           Sepember 30,         December 31,
                                               1999                 1998

Raw materials                                $ 101,000            $ 106,000
Finished goods                                  50,000               29,000
Less:  Allowance for obsolescence              (25,000)             (20,000)
                                         --------------       --------------
      Total inventory                        $ 126,000            $ 115,000
                                         ==============       ==============


Net loss per share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share. FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The adoption of FAS 128 did not have a material impact on the Company's earnings per share. Net loss per share assuming dilution for the three and nine month periods ended September 30, 1999 and 1998 is equal to basic net loss per share due to the fact that the effect of common stock equivalents outstanding during the periods is anti-dilutive.


The following table sets forth the computation of basic and diluted net loss per share:
                                (Unaudited)                  (Unaudited)
                             Three Months Ended           Nine Months Ended
                             September 30, 1999           September 30, 1998
Numerator:

Net loss                   $(786,000) $ (985,000)    $ (2,276,000) $ (3,259,000)

Denominator:

Weighted average
  shares outstanding       7,990,000   6,329,000        7,503,000     6,308,000

Basic and diluted
  net loss per share         $ (0.10)    $ (0.16)         $ (0.30)      $ (0.52)

Common stock equivalents, consisting of warrants, stock options and convertible securities, are anti-dilutive.


Equity

In July 1999 the Company entered into Subscription and Registration Rights Agreements to sell 781,250 shares of the Company's common stock to a new investor for a total consideration of $1,000,000. The funds were received on July, 14, 1999. As part of the transaction, the Company agreed to pay a finders fee of $30,000 in options to purchase the Company's Common Stock, to an unrelated third party.

In September 1999 a convertible note of the Company in the principal amount of $250,000 together with accrued interest of $43,222 were converted into 451,111 shares of the Company's common stock at a conversion price of $0.65 per share. This conversion eliminated a total liability of $293,222 in the quarter ended September 30, 1999. In September 1999 the holder of a warrant notified the Company to exercise the warrant. The $81,000 liability associated with this warrant was eliminated in the quarter ended September 30, 1999. The exercise will result in the issuance of 89,404 shares of the Company's common stock.

In September 1999 the Company received payment in full for a promissory note from a shareholder, secured by 75,000 shares of the Compamy's common stock. The payment of $94,465 for the principal and all accrued interest satisfied the note and the shares were returned to the shareholder.

Subsequent Events

In late October 1999 the holder of all the Company's long-term convertible debt directed the Company to convert all the debt and accrued interest to shares of the Company's common stock. When completed, this transaction will eliminate $3,200,000 of debt and $48,542 of accrued interest. The conversion will result in the issuance of 8,397,054 shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

General

         recordLab Corporation (formerly Midisoft Corporation) provides software applications and utilities for the control and enhancement of sound on personal computers Since the Company commenced operations in 1986, the use of hardware for sound creation has expanded dramatically, and now it is a standard feature on nearly every computer that ships from every system manufacturer. The growth of the Internet has fueled this expansion by permitting global distribution of music and other audio embellished communications.

In October 1999, the Company changed its name to recordLab Corporation, announced changes in its business and unveiled a new corporate identify that reflects a strategy focused on providing music creation and distribution technology over the Internet. The Company's strategy is based on its belief that the Internet provides an ideal platform for promoting, marketing and selling music and related products and services. The emergence of the MP3 compression format represented a paradigm shift for the recorded music industry. The Company intends to create the same type of transformation for the music creation industry that serves an estimated 67 million amateur artists in the U.S.. The Company derives the estimated number of amateur musicians from the National Association of Music Merchants (NAMM) annual industry survey, which estimates that one-quarter of the U.S. population is comprised of amateur musicians, and from the U.S. Bureau of Census annual survey that the U.S. population is 270 million. NAMM also reports that one-fourth of the U.S. population spends over $6 billion on musical instruments each year.

The Company recently announced its planned website, recordLab.com, a rich media-based music destination that will cater to the needs of millions of amateur musicians worldwide, enabling them to realize their musical aspirations. recordLab.com will introduce a new class of Internet-based products and services that are "wrapped" with extensive expert know-how in the art of making music. The first product is planned to be recordLab's Internet TapeDeck(TM), a multi-track, digital audio recording application which the Company intends to make freely available from the recordLab.com website. The Company expects to sell add-on applications and utilities that provide tools for creating sound augmentation and other audio effects.. The Company also plans to assist musicians, songwriters and artists in using these products by delivering expert advice from legendary music producers. The website is expected to open for public access in the fourth quarter of 1999.

Along with these strategies, the Company seeks to enhance its core technologies in which it has continued to invest and augment it retail distribution model with more direct distribution. For example, in the second quarter of 1999, the Company released a customized version of its Desktop Sheet Music(TM) product for the religious music creation market. This customized version, called Worship Studio(TM), features functionality tailored to the needs of music pastors and directors who require numerous pages of easily modified sheet music each week for use by soloist performers or choirs. In addition, this product provides a large selection of hymns which can be transposed and modified with the Company's proprietary software to fit particular voices of the choir and individual parts of accompanying instruments. The Company believes that it has identified other groups which desire compelling online musical experiences and will benefit from the Company's expertise in music creation and Internet-centric audio and music delivery.


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

         The Company markets its products on a worldwide basis to: (i) original equipment manufacturers (OEMs), which "bundle" one or more of recordLab's products with their own products, (ii) distributors and resellers, which directly supply the retail distribution channel, (iii) end users, catalog companies, and businesses; and (iv) through on-line Internet sales. Sales to software distributors and resellers, together with direct sales, represented 87% and 73% of revenues in the three and nine months ended September 30, 1999, and OEM and Internet product sales represented 13% and 27% of revenues during the same periods. International sales accounted for 0% of the Company's revenues during the three and nine months ended September 30, 1999. During the three and nine months ended September 30, 1999, three customers individually accounted for more than 10% of the Company's total revenues and together represented 89% and 90% of net revenues for those periods.

         The principal competitive factors affecting the music creation software and Internet music creation and distribution markets include product functionality, ease of use, performance and reliability; customer service and support; product availability; vendor credibility; brand awareness; ability to keep pace with technological change; and price. Although the Company believes that its products currently compete favorably with respect to these factors, there can be no assurance that the Company can achieve an improved competitive position in the face of increasing competition from new products and enhancements introduced by existing competitors and new companies entering its markets. Markets for the Company's products are characterized by significant price competition, and the Company expects it will continue to face increasing pricing pressures. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial position and results of operations.

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

         The Company's revenues include sales of software, software licenses and services, less returns. Cost of revenues includes the costs of manuals, diskettes and duplication, packaging materials, paper goods, product assembly, warehousing and logistics services. Cost of revenues as a percentage of sales is lower for OEM and Internet product sales than for distributor and direct sales because fewer direct costs are involved. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, customer service and technical support costs, advertising and promotion expenses. General and administrative expenses reflect salaries of administrative personnel, legal and accounting costs and general operating expenses including rent and insurance. Research and development expenses consist mainly of personnel and equipment costs required to conduct the Company's development efforts.

         Revenues from sales to distributors and resellers and direct sales are recognized when products are shipped. The Company's software sales agreements generally do not involve significant support obligations to customers subsequent to delivery. Revenues from products licensed to OEMs and others, consisting of one-time license fees, are recognized at the time the software master is delivered and when the criteria for fixed fee revenue recognition under Statement of Position No. 97-2 "Software Revenue Recognition" are satisfied. Additional royalty use or unit copy royalty fees are recognized when they are received pursuant to license agreements upon notification of shipment or distribution from OEMs and others.

Seasonality

         Sales to distributors tend to be greater in the fourth quarter as consumers buy software to supplement their holiday computer hardware purchases. OEM sales are concentrated in a small number of large customer contracts and tend to occur sporadically.
Direct sales generally increase when software upgrades become available.


Comparison of three and nine months ended September 30, 1999 and 1998

         This table  provides  comparative  results of the three and nine month periods  ended  September 30, 1999 and 1998. A general discussion of these results follows.
                                  Three months ended        Nine months ended
                                    September 30,             September 30,
                                  1999         1998         1999         1998
                             % of Revenue % of Revenue % of Revenue % of Revenue
Net Sales Revenue                 100%         100%         100%         100%
Gross Profit                       83%          58%          82%          59%
Sales & Marketing Expense          71%          55%          90%          75%
General & Administrative Expense  137%          69%         182%          89%
Research & Development             18%          19%          34%          40%
Total Operating Expenses          225%         143%         306%         204%
Net Operating Income (Loss)      -142%         -85%        -224%        -145%
Other (Income) Expense            -17%         -84%         -67%         -99%
Net Income (Loss)                -159%        -169%        -291%        -244%


         Revenues for the three months ended September 30, 1999 were $493,000, a decrease of $89,000, or 15%, compared to $582,000 for the same period in 1998. Revenues for the first nine months of 1999 were $783,000, a decrease of $553,000, or 41%, compared to $1,336,000 for the same period in 1998. Sales to software distributors and resellers, together with direct sales were $429,000 and $572,000, representing 87% and 73% of revenues in the three and nine months ended September 30, 1999, compared to $460,000 and $1,043,000 which represented 79% and 78% of revenues for the same periods in 1998. OEM sales were $64,000 and $211,000 representing 13% and 27% of revenues in the three and nine months ended September 30, 1999 and $122,000 and $293,000 representing 21% and 22% of revenues respectively for the same periods in 1998. International sales accounted for 0% of the Company's revenues for the three and nine months ended September 30, 1999 and 14% and 8% for the same periods in 1998.

         The Company has begun positioning itself to provide an array of music creation products and services through the Internet for amateur musicians and songwriters. These efforts are in addition to the Company's strategy to enhance its core technologies and augment its retail distribution with more direct distribution models. The Company believes that successful execution of this strategy will result in higher gross margins for its software business. These development efforts may not result in timely introduction of new products, and these new products may not be commercially successful. Inability to successfully develop new products, delays in the introduction of these new products, or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business and results of operations.

         Gross profit for the three and nine months ended September 30, 1999 was $410,000 and $645,000, an increase of $72,000 for the three months and a decrease of $140,000 for the nine months, respectively, compared to $338,000 and $785,000 for the same periods in the prior year. As a percentage of revenues, gross margin increased to 83% and 82% in the three and nine months ended September 30, 1999 from 58% and 59% for the same periods in 1998. This difference is the result of a higher percentage of OEM and direct sales of packaged software , compared to other software sales, in the three and nine month periods ended September 30, 1999 versus the same periods in 1998. The
Company's OEM sales generate licensing royalties without distribution or packaging costs, resulting in higher gross margins than the Company's other products. Additionally, the Company's direct sales of packaged software makes it possible for the Company to benefit from retail price points, contributing to gross margin improvements.

         Sales and marketing expenses for the three and nine months ended September 30, 1999 were $348,000 and $708,000, an increase of $26,000 for the three months and a reduction of $288,000 for the nine months ended September 30, 1999, compared to $322,000 and $996,000 for the same periods in the prior year. These changes resulted from reductions in advertising and personnel costs during the first two quarters of 1999 compared to the same periods in 1998. As a percentage of revenues, sales and marketing expenses increased to 71% and 90% in the three and nine months ended September 30, 1999 from 55% and 75% for the same periods in 1998. This percentage increase resulted from lower revenues in the first nine months of 1999, as compared to the same period in 1998.

         General and administrative expenses for the three and nine months ended September 30, 1999 were $673,000 and $1,422,000, an increase of $273,000 and
$234,000, respectively, compared to $400,000 and $1,188,000 for the same periods of the prior year. These added costs, occurring in the third quarter, reflect the Company's preparation for implementation of its new strategic plan for the Internet and e-commerce. As a percentage of revenues, these expenses for the three and nine months ended September 30, 1999 increased to 137% and 182% from 69% and 89% for the same periods in 1998, as a result of increased costs and lower revenues in the three and nine month periods ending September 30, 1999.

         Research and development expenses for the three and nine months ended September 30, 1999 were $90,000 and $269,000, a decrease of $22,000 and $266,000, respectively, compared to $112,000 and $535,000 for the same periods in the prior year. As a percentage of revenues, research and development expenses changed to 18% and 34% in the three and nine months ended September 30, 1999 from 19% and 40% for the same periods in 1998.

         Interest and other income for the three and nine months ended September 30, 1999 was $8,000 and $16,000, compared to $4,000 and $12,000 for the same periods of the prior year. Interest and other expense for the three and nine months ended September 30, 1999 was $93,000 and $538,000 compared to $493,000 and $1,337,000 for the same periods in 1998. Interest expense includes one-time non-cash charges of $0 and $280,000 in the three and nine months ended September 30, 1999, related to valuation of $450,000 of convertible debt and to discount amortization of $60,000 and $167,000, respectively, on detachable warrants issued through September 1999. Interest expense for the three and nine month periods ended September 30, 1998 included one-time non-cash charges of $432,000 and $1,154,000, related to valuation of $1,500,000 of convertible debentures, and to discount amortization of $43,000 and $109,000, respectively, on detachable warrants issued through September 1998. The balance of the expense, totaling $91,000 in the first nine months of 1999 and $74,000 for the same period last year, represents accrued interest and issuance costs on the Company's debt.

         No income taxes were payable at September 30, 1999, due to the Company's year-to-date loss. The Company had Federal net operating loss carryforwards at December 31, 1998 of approximately $26.1 million that may reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in Section 382 ofthe Internal Revenue Code, a 50% or more change in ownership of the Company during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carryforward. Such a change may have occurred in October 1999 upon the conversion into equity of $3,200,000 in principal amount of the Company's convertible debentures and associated warrants.

Liquidity and Capital Resources

         As of September 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $242,000 and net accounts receivable of $383,000. This compares to cash and cash equivalents of $270,000 and net accounts receivable of $183,000 at December 31, 1998.

         The Company's current liabilities at September 30, 1999 were $1,789,000 compared to $1,803,000 at December 31, 1998. As of September 30, 1999, working capital totaled a negative $989,000, compared to a negative $1,181,000 at September 30, 1998. The Company's operating activities used cash of $2,161,000 for the nine months ended September 30, 1999, primarily caused by operating losses of $1,754,000 for the same period, net of non-cash charges.

         The Company sold $250,000 of secured convertible notes on March 30, 1999, in accordance with the Securities Purchase Agreement discussed in the Company's 10-KSB/A filed with the SEC on April 30, 1999. The notes bear interest at the rate of 1% per annum payable annually in cash, or shares of the Company's common stock, and are convertible into 1,000,000 shares of the Company's common stock. The note holder also received five-year detachable warrants to purchase 500,000 shares of common stock for $0.75 per share. On April 30, 1999 the Company sold another $200,000 of convertible notes bearing interest at 1% per annum, payable annually in cash, or shares of the Company's common stock, and convertible into 250,000 shares of common stock. The note holder received five-year detachable warrants to purchase 250,000 shares of the Company's common stock for $1.75 per share. This creditor held all the Company's senior secured convertible notes of $3,200,000 at September 30, 1999. In October 1999 this creditor notified the Company that it intends to convert all its debt and related accrued interest into shares of the Company's common stock.

         In June 1999 the Company opened two lines of credit with Key Bank of Washington for $750,000 each, or $1,500,000 combined. These lines of credit jointly obligate the Company and the Company's senior secured creditor, who as indicated above held $3,200,000 of the Company's secured convertible notes at September 30, 1999.These credit lines were expanded to $1,000,000 each, or $2,000,000 combined, on July 15, 1999. All outstanding principal and interest must be paid on both lines by March 4, 2000. The amount borrowed under the lines at September 30, 1999 was $400,000 and at November 17, 1999 was $1,000,000.

         On July 14, 1999 the Company entered into Subscription and Registration Rights Agreements to sell 781,250 shares of the Company's common stock, in a private placement exempt from registration under Regulation D of the Securities Act of 1933, to a new investor for total consideration of $1,000,000. The funds were received on July 14, 1999. As part of the transaction, the Company paid a finder's fee of $30,000 in the form of the Company's common stock, to an unrelated third party.
         To date, the Company has financed its operations principally through net proceeds from two public offerings and multiple private placements of debt and equity. The Company believes that cash on hand, along with cash generated from the sale of products and collections of accounts receivable, will be sufficient to meet the Company's requirements for the next few months and that the lines of credit, so long as they are available, will provide working capital through early 2000 . The Company's ability to fund continued operations beyond that point depends on raising additional capital. Should the Company be unable to raise additional capital, the Company will be required to significantly reduce operations, reduce expenses, and may find it necessary to file for protection under the bankruptcy code. Such steps would likely have a material adverse effect on the Company's ability to establish profitable operations in the future. The Company will continue to pursue financing arrangements to increase its cash reserves. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

Trade Debt and Other Matters

         As of September 30, 1999, the Company had $91,000 of accounts payable that were current, $64,000 extended to between 31 and 60 days and $642,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cash. The Company has entered into plans with some vendors to extend payments beyond due dates in the original purchase orders.
While the Company believes that payment plans will continue to be accepted, there is no certainty that the Company will be able to continue to meet extended payment terms. The Company has entered into settlement agreements with some vendors, eliminating the amounts owed. The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $520,000. Six of these vendors have initiated litigation and received judgments. The remaining unpaid balance of these judgments is approximately $172,000. Some vendors have declined sales on credit terms to the Company and others have required cash on delivery terms. The Company has negotiated changes in delivery date commitments, but has not failed to make product shipments because of supply problems from its vendors.

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

The Year 2000 Project at recordLab Corporation uses the following five-phase methodology and approach:

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

Based on assigned priorities from Phase I and II, the following phases will be carried out to the critical components first, followed by important components, then inconvenient components and finally non-essential components if resources and time are available. The Company has completed testing of all critical and important components and is committed to achieving Y2K compliance for these components by November 30, 1999. Testing on all inconvenient and non-essential components should be finished by November 30, 1999 and complete Y2K compliance is scheduled to be accomplished before November 30, 1999.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

             In 1997, an entity ("Claimant") which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregated in excess of $1 million. The parties reached an agreement in July 1998 outside of arbitration. In exchange for the mutual release of all claims and counterclaims, the Company agreed to provide total consideration of $420,000, $25,000 in cash and the remainder comprised of forgiveness of $112,000 in debt and issuance of approximately 630,000 recordLab common shares. The Company agreed to file a registration statement for these shares within 30 days after final authorization by the shareholders in 1998, but has not filed the registration statement as of this date. Payments totaling $20,000 have been made. The debt of $112,000 has been fully reserved and expense of $283,000 for the additional common shares has been booked as of December 31, 1998. recordLab agreed to remove restrictive legends on 166,667 of previously issued shares. The Company believes that the Claimant subsequent actions nullified this agreement. The 630,000 common shares have not been issued. In July 1999 the Company demanded the return of the cash payments and 16,667 shares of the common stock issued, withdrew its forgiveness of the debt and the terms of settlement are being reconsidered. The Company has not yet received a response to its demand.

             In March 1997, a former sales representative ("Plaintiff") filed suit in Michigan against recordLab under a certain manufacturer's representative agreement entered into between the parties in November 1994. Plaintiff claims that the Company breached this agreement by failing to pay commissions and is seeking damages in excess of $75,000. recordLab denies that it failed to pay commissions under the agreement and is asserting counterclaims for over payments and return credits. Damages asserted by the Company equal the damages claimed by the plaintiff. The parties are awaiting a trial date, which is reportedly to occur sometime during 1999. The ultimate outcome cannot be determined at this time, but the Company believes that it has meritorious defenses and is vigorously defending against the claim.

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

             The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $520,000. Seven of these vendors have initiated litigation for claims totaling approximately $175,000 and six of these have received judgments of which the remaining unpaid balance is approximately $172,000. The Company has reached settlement agreements with some vendors and is negotiating with the remainder. Some vendors have declined sales on credit terms to the Company and others have required cash on delivery or in advance terms.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS -

             In July 1999 the Company entered into a Subscription and Registration Rights Agreements to sell 781,250 shares of the Company's common stock , in a private placement exempt from registration under Regulation D of the Securities Act of 1933, to a new investor for a total consideration of $1,000,000. The funds were received on July 14, 1999 and have been used for working capital. As part of the transaction, the Company to paid a finder's fee of $30,000 to an unrelated third party in the form of the Company's common stock.


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


                                            recordLab CORPORATION
                                                (Registrant)
Date: November 18, 1999

                                    BY:      /S/ Gary M. Cully
                                    Gary M. Cully, Vice President of Finance and
                                    Chief Financial Officer