Form 10KSB
period 1999-12-31
MIDISOFT CORPORATION
filed 2000-04-14
CIK 882692

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549
                                FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
            1934 For the Fiscal Year Ended December 31, 1999 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

                    Commission File Number: 000-22172

                          RecordLab Corporation
                     (formerly Midisoft Corporation)
    (Exact name of small business issuer as specified in its charter)

         Washington                                     91-1345532
(State or other jurisdiction of             (I.R.S.employer Identification No.)
 incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $574,497.

Aggregate market value of voting stock held by non-affiliates of the registrant as of April 10, 2000 was $22,674,429 (based upon the closing sale price of $2.75 per share on such date). Number of shares of Common Stock outstanding as of April 10, 2000: 16,642,291 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                    None

                                TABLE OF CONTENTS


                                     Part I



                                                                           Page

Item 1.    Description of Business...........................................3

Item 2.    Description of Property...........................................7

Item 3.    Legal Proceedings.................................................8

Item 4.    Submission of Matters to a Vote of Security Holders...............8


                                     Part II

Item 5.    Market for Common Equity and Related Shareholder Matters..........9

Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................9

Item 7.    Financial Statements.............................................17

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................38


                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................38

Item 10.   Executive Compensation...........................................38

Item 11.   Security Ownership of Certain Beneficial Owners and Management...38

Item 12.   Certain Relationships and Related Transactions...................38

Item 13.   Exhibits List and Reports on Form 8-K............................38


SIGNATURES..................................................................41

                                    PART I

Item 1.  DESCRIPTION OF BUSINESS

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S EXPECTATIONS, PLANS, OBJECTIVES AND BELIEFS. THESE STATEMENTS USE SUCH WORDS AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "PLAN," AND OTHER SIMILAR TERMINOLOGY. ACTUAL RESULTS COULD DIFFER MATERIALLY DUE TO CHANGES IN THE MARKET ACCEPTANCE OF RECORDLAB PRODUCTS, MARKET INTRODUCTION OR PRODUCT DEVELOPMENT DELAYS, GLOBAL AND LOCAL BUSINESS CONDITIONS, LEGISLATION AND GOVERNMENTAL REGULATIONS, COMPETITION, THE COMPANY'S ABILITY TO EFFECTIVELY MAINTAIN AND UPDATE ITS PRODUCT PORTFOLIO,
SHIFTS IN TECHNOLOGY, POLITICAL OR ECONOMIC INSTABILITY IN LOCAL MARKETS, AND CURRENCY AND EXCHANGE RATES. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THIS DISCUSSION SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED IN THIS FORM 10-K.

General

recordLab Corporation (formerly Midisoft Corporation) (the "Company") has since its incorporation in 1986 developed software for the creation and distribution of music and the control of sound on personal computers. The products have enabled users to learn to play instruments, create and share music, produce print quality sheet music and view the musical notation of sounds as they are being played on the computer or just enjoy the experience of sound on the PC. The Company has refined and expanded these products to include playing and viewing other forms of media, such as video.

In the past the Company has marketed its products in several ways. Media utilities were sold to original equipment manufacturers ("OEM's"), who incorporated these utilities into their products for sale to computer manufacturers or end users. The Company has also formed alliances with Internet content aggregators and providers to download its Internet Media Player and other Internet products. Although these sources of revenue are unpredictable, the costs of revenues are minimal and the Company continues to pursue opportunities in this area.

The Company's consumer products have been sold primarily through retail stores specializing in the sale of personal computers and software. As the ownership of PC's has become more common, the Company added direct sales channels in an effort to reach more potential users of its boxed products. Two years ago the Company began selling through music and instrument stores to reach amateur musicians and in 1999 the introduction of Worship Studio made distribution through Christian bookstores an essential new channel.

The explosive growth of the Internet in recent years has provided the Company with the avenue it has needed to reach its target customer, the nation's millions of amateur musicians. According to a Gallup Survey conducted for the National Association of Music Merchants, MusicUSA 1998, 25% of the U.S. population, or approximately 68 million Americans, are amateur musicians. These amateurs have a passion for playing music and want to become more knowledgeable and proficient at recording their music for their personal satisfaction.

The Company believes that amateur musicians and aspiring artists do not have a place to go on the Internet to learn how to make music or to make their music better. They are limited to their local stores, teachers and network of friends. The Company intends to change that by providing easy and direct access to top music industry talent, expertise, technology and learning opportunities. With this category-creation opportunity, the Company is focused on reaching the broadest number of musicians possible and intends to capture and sustain the leadership position in the music creation space on the Internet.

In the fourth quarter of 1999, the Company announced sweeping changes in its business and revealed a new corporate identity and strategies that deploy its proprietary music creation technology, and complimentary services and products, over the Internet. The Company's core customer focus continues to be the amateur and non-professional musician and aspiring artist. In order to implement this change in strategy, recordLab diverted marketing resources from traditional sales channels to invest in website infrastructure development and product technology engineering. These changes have had the effect of removing the Company's products from the computer/software retail channel, which has been the source of most of the Company's revenue since its founding in 1986. The withdrawal from this channel has resulted in a significant reduction in 1999's last quarter revenues and an increase in cost of revenues, as a percent of revenues, resulting from providing for product returns and inventory writedowns during the same period.

The Company believes this reduction in sales will continue until the development of the recordLab.com website infrastructure, product engineering and complimentary content and service creation is substantially completed, which the Company anticipates will take place during the year 2000. However, the Company will not be able to fund this development from operations and will require additional investment to continue operations and complete implementation of its plans. The Company has invested and intends to continue investing the majority of its financial and management resources on website and product development, marketing and promotion, strategic relationships and technology and operating infrastructure.

In November 1999 the Company opened its flagship website, recordLab.com. When completed later this year, the website will present a series of online learning laboratories providing information, education, downloadable music creation software, musical equipment, business and entertainment services that offer visitors access to the knowledge and technology that simplifies the process of composing, writing, recording, editing and publishing music.

Products

The fundamental focus of the Company's products is to provide software applications and add-ons to fully outfit musicians for their musical journeys. The following describes the Company's current software products:

Internet TapeDeck(TM): Internet TapeDeck is a multi-track digital audio recording application for Windows 9x PC's. Internet TapeDeck emulates the functionality of a $300 - $1,500 hardware-based four or eight-track cassette recorder (e.g., Tascam Portastudio(TM)), which is currently one of the most popular pieces of equipment sold in the musical instrument stores. A hardware multi-track cassette recorder is typically the first equipment amateur artists or music enthusiasts acquire to capture and perfect their own music.

Studio(TM) 6.0 and Desktop Sheet Music(TM) 2.0: These are the Company's signature music software products. Studio 6.0 is the first notation-based sequencing product for Windows `95 and `98, while Desktop Sheet Music 2.0 enables amateur musicians to create and print professional quality sheet music. Worship Studio(TM) is the Company's first foray into creating higher margin, niche-specific versions that cater to the needs of a specific, target market, church worship or music directors.

PlayPiano(R) 2.0: Play Piano is a tutorial software package that takes learning to play the piano and is designed to be useful to users at all skill levels. The "student" selects a song to learn and the program creates a lesson plan "on-the-fly" based on the players proficiency and perceived skills. Some music theory and music history is also provided, making it an edutainment title as well as an instructional tool. The product is rich with multimedia content (audio and video clips and animation) and has potential for the music education market.

MediaWorks(TM): MediaWorks is the Company's lead audio utility which supports playback and management of popular local media and CD audio on the PC. A significant upgrade is in the design phase that will dramatically increase the number of media formats supported and will add many new features including support for CD Audio "ripping" and MP3 encoding, integrated support for Diamond Multimedia's Rio MP3 Player and streaming audio playback.

Internet Media Player(TM): Internet Media Player is a free companion, add-on utility for the Microsoft Windows Media Player that provides users with much-improved content management and playback of popular Internet-oriented media including streaming audio/video and MP3. Internet Media Player is positioned as the "deluxe player" for content supported by Windows Media Technologies. It features an innovative ad banner and content management architecture that allows the Company to automatically refresh and update ads and "pre-loaded" content. It also delivers player and content usage demographics that are used for soliciting advertisers and sponsorships.

Future products include a major product, iDrum,(TM) add-on effects for Internet TapeDeck and percussion sounds for iDrum. iDrum is a software-only product designed to emulate a hardware electronic drum machine. The drum machine, like the four or eight track cassette recorder is a popular piece of musical gear sold in the music instrument channel. Using high-quality drum sound "samples," drum machines are programmed to create and replay a drum or percussion pattern that can be used during a performance or in the studio. It is particularly well suited for the solo musician who does not play percussion and needs a beat for practicing, performing or recording.

Enhancements  to  current  titles  are  also  planned.   MediaWorks(TM)   i2000:
MediaWorks i2000 is a product under development that combines the features and functionality of Internet Media Player and MediaWorks '98 into a single, modular and configurable code base upon which future version of Internet Media Player and MediaWorks will be built. New features include an updated user interface, support for additional file formats, more extensive user configuration control, support for audio effect "plug-ins" and improved support for co-branded and private label opportunities with strategic partners and advertisers. A Content Developer's Kit will provide third-party developers of content the ability to plug-in their content to the recording platform.

Market

The demand for music content on the Internet is substantial and growing. Amateur musicians abound in large numbers today and the Internet has provided the means by which these highly active groups can connect and interact. The Company believes it is well positioned to take advantage of this growth and driving trend in the marketplace.

The number of Internet companies and websites that offer musical content is expanding rapidly. These companies generally operate under a distribution-only model that allows users to download compressed music (typically as MP3 files). In so doing, the Company believes they miss the larger universe of amateur musicians who have a desire or need to create music but who have not yet recorded their music. The Company plans to address this larger universe of amateur musicians by offering a range of vertically-integrated knowledge and technology products and services, for example online video seminars on production techniques and other topics, music creation software, merchandise and business services on recordLab.com.

Strategy

The Company's core strategy is to create THE platform for amateur the creation of original musical content on the Internet. recordLab.com will provide music authoring software, craft enhancement seminars and career development services that allow amateur musicians to produce and improve their music. Presented as a community-based online "laboratory," recordLab.com will provide members with: 1] access to expert knowledge of those practicing specific crafts within the music industry; and 2] the Company's technology that aims to simplify the process of recording, editing, printing and distributing their music. The Company believes that these are the keys to enabling amateur musicians to contribute original artistic content and to creating communities of interest. This in turn, creates a platform for the Company to deliver a number of additional complimentary services to amateur musicians. The Company believes that this strategy establishes significant differentiation between the Company and its competition.

Distribution

The Company will continue to sell its boxed product directly to consumers, through existing retail channels and through its websites. The Company will also generate revenues by selling downloadable music software (recording and sheet music applications and sound and effects add-ons for Internet TapeDeck and iDrum), selling classes, coursework and seminars (streaming videos of professional producers, arrangers, vocal coaches and publishers) and selling ads on the website and on its Internet Media Player. Revenue from music fans will be generated from advertising accompanying compelling content and consumer electronic merchandise.

Competition

The software market for audio and music on the PC is highly competitive and changing rapidly. The Company's competitors, many of which have greater financial, marketing and technical resources than the Company, offer similar products and target the same customers. The Company believes its ability to compete depends upon many factors within and outside its control, including the ability to offer product enhancements, functionality, performance, price, reliability, customer support, sales and marketing efforts and distribution. There can be no assurance that competition will not adversely affect future operating results or financial condition.

Manufacturing

The Company had used a third-party contractor for assembly and outbound distribution, but moved these activities in-house in 1999. The Company uses in-house capability for customer order processing, component inventory procurement, material requirements planning and production scheduling. The manufacturing process for software involves duplication of software code onto floppy diskettes or CD's, printing of packaging and documentation and assembly of final packaged products. Manufacturing output can generally be increased rapidly to respond to increases in demand. The Company has experienced occasional delays in manufacturing its products resulting from not consistently remaining within credit terms with some of its vendors. The Company has not encountered unusual levels of returns resulting from product defects.

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

Employees

The Company, as of April 10, 2000, employed 25 persons. Of these, 9 are employed in administration, 8 in product development and 8 in sales and marketing. Employees are covered by confidentiality agreements, and no employee has an employment contract. None of the Company's employees are represented by a union or other bargaining group. The Company believes it maintains good employee relations. The Company also utilizes independent consultants for a number of purposes, primarily in the area of product development. These consultants are also covered by confidentiality agreements.

Dividends

The Company has declared no dividends on its Common Stock since its inception. While subject to review if the Company achieves an operating surplus, the Board of Directors has no plans to declare a dividend on the Company's Common Stock.

Forward-Looking Statements

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and such statements are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (a) the development of new music, strategic and Internet products,
(b) the expansion of domestic and international marketing, sales and distribution programs, (c) the continued protection of proprietary technologies and (d) the ability to fund continued operations out of existing working capital, additional capital infusion and cash flow from future operations. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. The forward-looking statements also assume that the Company will be able to raise the capital necessary to continue as a going concern, but there can be no assurance that sources of capital to sustain operations will be available. These forward-looking statements are based on assumptions that the Company will continue to develop and introduce new music, strategic and Internet products on a timely basis, that rapid changes in technology will not make the Company's products obsolete or otherwise reduce their ability to compete in the marketplace, that competitive conditions within the industry will not change materially or adversely, that the use of multimedia PC's in homes and small offices will continue to grow, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 2.  DESCRIPTION OF PROPERTY

The Company's principal offices are located in approximately 17,000 square feet of office space in Issaquah, Washington, which the Company leases pursuant to a lease expiring in April 2002. The Company will pay $41,500 per month under its lease agreement. The Company considers its leased properties to be in good condition, well maintained, and generally suitable and adequate for its present and foreseeable future needs.

Item 3.  LEGAL PROCEEDINGS

In 1997, an entity ("Claimant") which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregated in excess of $1 million. The parties reached an agreement in July 1998 outside of arbitration. In exchange for the mutual release of all claims and counterclaims, the Company agreed to provide total consideration of $420,000, $25,000 in cash and the remainder comprised of forgiveness of $112,000 in debt and issuance of approximately 633,000 recordLab common shares. The Company agreed to file a registration statement for these shares within 30 days after final authorization by the shareholders in 1998, but has not filed the registration statement as of this date. Payments totaling $20,000 have been made. The debt of $112,000 has been fully reserved and expense of $283,000 for the additional common shares has been booked as of December 31, 1998. recordLab agreed to remove restrictive legends on 166,667 of previously issued shares. The Company believes that the Claimant's subsequent actions nullified this agreement. In July 1999 the Company demanded the return of all consideration. In December 1999 the Company cancelled the 633,000 shares previously issued and reserved the $269,000 related to recording those shares. recordLab has petitioned the court to dismiss the case. The Company intends to vigorously defend against the claim and to pursue collection.

In March 1997, a former sales representative ("Plaintiff") filed suit in Michigan against the Company under a certain manufacturer's representative agreement ("Agreement") entered into between the parties in November 1994. Plaintiff claims that the Company breached the Agreement by failing to pay commissions and is seeking damages in excess of $75,000. Midisoft denies that it failed to pay commissions under the Agreement and is asserting counterclaims for over payments and return credits. Damages asserted by the Company equal the damages claimed by the Plaintiff. The case is on the May Docket in federal court in Michigan and the Company is awaiting a trial date. The ultimate outcome cannot be determined at this time, but the Company believes that it has meritorious defenses and is vigorously defending against the claim.

On April 3, 1997 the Company began arbitration proceedings against a former customer. On September 24, 1997, the Company was awarded a judgement in the amount of $194,983.37 against the former customer. The amount of the award represents the sum of 1) $160,000.00, the unpaid portion of the base annual license royalty under the Company's OEM License Agreement and 2) $34,983.37, representing interest on the unpaid installments from their respective due dates through the date of the award computed at 12% per annum. In November 1998, the former customer had exhausted its appeals when the Washington State Court of Appeals denied the former customer's appeal motion, thereby terminating the appellate process. In March 1999, the Company amended the judgement to add attorneys' fees and interest accrued since the original judgement was entered. The total amount of the amended judgement is $247,925.34. The Company has engaged a California law firm to enforce judgement in the state of California, the headquarters location of the former customer. The Company has reserved the entire sum of the debt on the financial statements as of December 31, 1999.

As of December 31, 1999, the Company had $457,000 of accounts payable that were current, $152,000 extended to between 31 and 60 days and $590,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cashflows. The Company has entered into plans to extend payments beyond due dates in the original purchase orders. There is no certainty that the Company will be able to continue to meet extended payment terms. The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $395,000. Four of these vendors have initiated litigation for claims received judgments totaling approximately $28,000. The Company has reached settlement agreements with some vendors and is negotiating with the remainder. Some vendors have stopped making sales to the Company and others have required cash on delivery terms.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information: The Company's Common Stock is traded under the symbol "RCLB" on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid prices, as reported, from January 1, 1998 through December 31, 1999. The prices set forth reflect closing price, without retail markups, markdowns or commissions. As of April 10, 2000, the number of holders of record of the Company's Common Stock was approximately 1,418. Since certain of the shares of Common Stock are held in street name, there may be additional beneficial holders of the Company's Common Stock.

                                             High                      Low
         1998
   First quarter                        $   1.2500               $   0.6250
   Second quarter                           0.8125                   0.3125
   Third quarter                            1.0000                   0.3750
   Fourth quarter                           0.7500                   0.2300


         1999
   First quarter                        $   1.0313               $   0.3750
   Second quarter                           3.8750                   0.9063
   Third quarter                            3.6563                   1.8125
   Fourth quarter                           4.7500                   2.3750


Dividends: The Company has declared no dividends on its Common Stock since its inception. While subject to review if the Company achieves an operating surplus, the Board of Directors has no plans to declare a dividend on the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

General

This table provides comparative results of the twelve months ended December 31, 1999 and 1998. A general discussion of these results follows.

                                             Twelve months ended December 31,
                                                  1999              1998
                                              % of Revenue      % of Revenue
Net Sales Revenue                                      100%              100%
Gross Profit                                            52%               62%
Sales & Marketing Expense                              130%               68%
General & Administrative Expense                       612%              106%
Research & Development                                 166%               36%
Total Operating Expenses                               908%              209%
Net Operating Income (Loss)                            857%             -147%
Other (Income) Expense                                -232%              -89%
Net Income (Loss)                                     1089%             -236%

The Company's revenues include sales of software and software licenses net of sales returns. The Company made a strategic decision in 1999 to significantly reduce the distribution of its products through the computer/software retail channel. This channel had typically produced large revenues in the third and fourth quarter of each year followed by large sales returns in the first and second quarter of the following year. As the ratio of these sales to returns has deteriorated in recent years, the Company decided to change its focus for the sale of its boxed products to retail channels that might find a higher proportion of customers interested in its products. The Company believes this will result in lower returns of products distributed to retailers. In 1998 the Company began distribution through music and instrument stores. In 1999, with the release of Worship Studio, the Company began distribution through Christian bookstores.

In 1999 the Company began developing a new marketing plan designed to take maximum advantage of the growing access of its potential customer base to the Internet. The Company changed its name to recordLab Corporation. The Company's strategy is based on its belief that the Internet provides an ideal platform for promoting, marketing and selling music and related products and services. The Company diverted marketing resources from traditional channels to invest in website, product and technology engineering. These changes had the effect of reducing revenues. The Company has invested and intends to continue to invest significant financial and management resources on the website and product development, marketing and promotion, strategic relationships and technology and operating infrastructure. The website, recordLab.com, opened as a Beta site for public access in the Fall, 1999. This website will be developed over the coming year to include online laboratories, downloadable software, musical instruments and other music related products and services. recordLab.com will seek to serve a large market of amateur musicians and songwriters and will provide all the tools and services necessary for non-professional musicians to create, produce and distribute their music. The Company will not be able to fund this development from operations and will require additional investment to continue operations and complete the development of this website. If the Company cannot obtain additional working capital immediately, it may not be able to continue as a going concern.

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

Cost of revenues includes the costs of manuals, software duplication, packaging materials, assembly, paper goods, shipping and royalty fees paid to licensors of third-party software bundled with the Company's products.

Research and development expenses consist primarily of personnel and equipment costs and the cost of services from consultants required to conduct the Company's development effort.

During 1999 and 1998, the Company's research and development efforts were focused upon the Company's core technologies in sound and music. In 1999 the Company substantially increased its expenditures for product development as it began development of recordLab.com and content for the website. The Company believes that successful execution of this strategy will result in higher gross margins for its software business. These development efforts may not result in timely introduction of new products, and these new products may not be commercially successful. Inability to successfully develop new products, delays in the introduction of these new products, or lower-than-anticipated demand for these products could have a material and adverse effect on the Company's business and results of operations.

At December 31, 1999, the Company had Federal net operating loss carryovers of approximately $30.6 million, which expire beginning 2008. In certain circumstances, as specified in Section 382 of the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carryovers. An investor who owned $3,200,000 in principal amount of convertible debentures and associated warrants converted that debt to 8.4 million shares of the Company's common stock in the fourth quarter. The investor still holds warrants for about 3.78 million shares A change in control has occurred as a result of the above investments.

Seasonality

Sales to distributors have tended to be greater in the third and fourth quarter as consumers buy software to supplement their holiday computer hardware purchases. The change in channels of distribution may balance the sales of boxed product more evenly throughout the year. OEM sales are concentrated in a small number of customer contracts and tend to occur sporadically. Direct sales generally increase when software upgrades become available. Sales of services and products through the recordLab.com website have not begun.

Comparison of Years Ended December 31, 1999 and 1998

In the fourth quarter of 1999, the Company announced sweeping changes in its business and revealed a new corporate identity and strategies that deploy its proprietary music creation technology, and complimentary services and products, over the Internet. The Company's core customer focus continues to be the amateur and non-professional musician. In order to implement this change in strategy, recordLab diverted marketing resources from traditional sales channels to invest in website infrastructure development and product technology engineering. These changes have had the effect of removing the Company's products in the computer/software retail channel, which has been the source of most of the Company's revenue since its founding in 1986. The withdrawal from this channel has resulted in a significant reduction during 1999's last quarter in revenues and an increase in cost of revenues, as a percent of revenues, resulting from providing for product returns and inventory writedowns during the same period.

The Company believes this reduction in sales will continue until the development of the recordLab.com website infrastructure, product engineering and complimentary content and service creation is substantially completed, which the Company anticipates will take place during the year 2000. However, the Company will not be able to fund this development from operations and will require additional investment to continue operations and complete implementation of its plans. If the Company does not obtain additional working capital immediately, it may not be able to continue as a going concern. The Company has invested and intends to continue investing the majority of its financial and management resources on website and product development, marketing and promotion, strategic relationships and technology and operating infrastructure. The website, recordLab.com, opened as a Beta site for public access in Novmeber 1999.

Revenues for 1999 were $574 thousand compared to $1.8 million in 1998. Sales to software distributors and resellers, together with direct sales, represented 44% and 79% of revenues for the years ended December 31, 1999 and 1998, respectively. Withdrawal from the computer/software retail channel in 1999 resulted in lower sales and higher returns and reserves for returns. OEM revenues represented 56% and 21% during the same periods. Sales to distributors and resellers were lower in large part from higher returns and lower unit sales in 1999 compared to 1998. The Company believes that the decline in OEM revenues is substantially related to significant industry-wide reductions in PC prices, which began in the fourth quarter of 1997. International sales accounted for 5% of the Company's revenues in 1999 compared to 8% of revenues in 1998 resulting from the Company's continued emphasis on US sales in 1999.

Gross profit for 1998 was $297 thousand, a decrease of $791 thousand, compared to $1.1 million for the prior year. As a percentage of net revenues, gross profit decreased to 52% in 1999 from 62% in 1998. Gross profits, in general, are affected by the mix of OEM licensing sales versus music product sales as well as the mix within music products. The retail channel and inside sales channel for music products consist of boxed software product. $125 thousand of obsolete inventory for boxed products were written off in 1999. OEM cost of revenues are nearly zero in that they generally consist of one master CD from which OEMs duplicate the Company's software. The Company's withdrawal from the computer/software retail channel in 1999 resulted in higher than normal sales returns and provisions for reductions in inventory carrying values.

Research and development expenses for 1999 were $955,000, an increase of $329,000 compared to $626,000 for 1998. As a percentage of net revenues, research and development expenses increased to 166% in 1999 from 36% in 1998. This increase reflects the Company's initial investment in the recordLab.com website (less $201 thousand capitalized as website development cost) and continuing product upgrades.

Sales and marketing expenses for 1999 were $746 thousand, a decrease of $444 thousand, compared to $1.2 million for 1998. As a percent of net revenues, sales and marketing expenses increased to 130% in 1999 from 68% in 1998. Principal cost reductions were in sales and marketing employees, advertising, and trade shows. The increase in sales and marketing expense as a percentage of revenues resulted from lower revenues. The reduction in expense levels reflects the Company's continuing emphasis on cost controls and targeting marketing and sales efforts into direct sales channels.

General and administrative expenses for 1999 were $3.5 million, an increase of $1.6 million, compared to $1.9 million for 1998. As a percentage of net revenues, these expenses for 1999 increased to 612% from 106% in 1998. The increase in general and administrative expenses in 1999 is due to an increase of $700 thousand in non-cash compensation to consultants, a $450 thousand increase in compensation expense and a one time non-cash charge of $400 thousand associated with the issuance of warrants.

Interest expense for 1999 was $1.3 million, a decrease of $0.3 million compared to $1.6 million in 1998. The decrease in interest expense results from lower non-cash charges relating to the intrinsic value of in-the-money conversion options associated with convertible debentures and detachable warrants issued by the Company in 1999 off-set buy non-cash charges relating to warrants issued to the guarantors of the Company's $2 million line of credit.

Liquidity and Capital Resources

As of December 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $198,000, net accounts receivable of $63,000 and $500,000 available under the Company's $2 million line of credit. As of December 31, 1999, working capital was a negative $2.9 million, a decrease of $1.5 million from the negative $1.2 million at December 31, 1998.

The Company's operating activities used cash of $2.8 million for the year ended December 31, 1999 due primarily to operating losses of $4.9 million.

Current assets decreased $299,000 to $311,000 at December 31, 1999 from $610,000 at the end of 1998. The decrease was due to reductions of cash, accounts receivable, inventories and prepaid expenses. Long term assets increased $555,000 to $922,000 at December 31, 1999 from $367,000 at the end of 1998. This increase resulted largely from capitalization of website development costs for recordLab.com and debt issuance costs. Current liabilities totaled $3.2 million at December 31, 1999, an increase of $1.4 million from the balance at December 31, 1998 of $1.8 million. The increase was due to a new note payable of $1.5 million and the cancellation of shares in a settlement being reserved for $269,000, which was partially offset by a decrease of $100,000 in accrued expenses and the conversion of a $250,000 note to common stock. Long term debt and warrant obligations were eliminated as the debt was converted to common stock and the warrant was exercised. Shareholders'deficit increased $1.7 million to negative $2 million at December 31, 1999 from a negative $3.1 million at the end of 1998. The change in equity resulted from a net loss recorded in 1999 of $6.3 million, offset by approximately $4.9 million in additions to common stock from the sale for $1 million, $3.5 million of debt converted to common stock, cancellation of common stock issued for $269,000 in a settlement and $400,000 issued for the exercise of options and warrants and for payment for services and accounts payable.

On October 28, 1997, the Company entered into a Securities Purchase Agreement, which was amended on January 7, 1998, (the "Agreement") with an unrelated third party (the "Lender"). The Agreement provided for the sale of $2 million of convertible debentures with the option for an additional $2 million through June 1999. The Company sold $500,000 of debentures on each of October 28, 1997, November 28, 1997, January 9, 1998 and January 28, 1998. The first $1 million in debentures sold were convertible into a total of 1,666,667 shares of Common Stock and were issued with warrants to purchase an additional 833,333 shares of Common Stock at a price of $1.50 per share. The second $1 million in debentures sold were convertible into a total of 1,923,077 shares of Common Stock and were issued with warrants to purchase an additional 961,538 shares of Common Stock at a price of $1.25 per share. The debentures earned interest at the rate of 1% per annum payable in cash or, at the Company's option, in shares of Common Stock. The Company was obligated to pay a finder's fee of 3% of the money raised as that money was received by the Company. The Company had the right to redeem these debentures at any time prior to conversion for an amount equal to the sum of the outstanding principal amount plus accrued interest plus a redemption premium which increased from 7% of the principal amount if redeemed within 45 days from issuance to 25% of the outstanding principal amount if the redemption date was more than 90 days from the issuance date. For so long as the debentures were outstanding or the Lender owns at least 25% of the Company's outstanding Common Stock, the Lender shall have the right to (i) approve certain merger or acquisition transactions, (ii) appoint two of the Company's five Directors with the Company's concurrence and (iii) purchase any equity securities the Company may propose to sell. Item (ii) above was later amended to "appoint three of the Company's seven Directors with the Company's concurrence and".

The Company and the debenture holder amended the Securities Purchase Agreement, with respect to the proposed June 15, 1998 sale of $1,000,000 of convertible debentures, to provide for the sale of up to $1,000,000 of Senior Convertible Secured Notes in 1998 and another $1,000,000 of Senior Convertible Secured Notes in 1999. The first $500,000 of these notes were for five years and earned interest at the rate of one percent (1%) per annum, payable in cash annually on the anniversary date of the notes. These notes were convertible into 2,500,000 shares of Common Stock. The note holder also received five year warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.75 per share. The notes were secured by first, prior and perfected interests in all intellectual property rights, fixed assets and contracts for product delivery. The note holder had the option to purchase an additional $500,000 of notes with terms and conditions similar to those referenced above, with a conversion price equal to forty-seven percent (47%) of the value of each share of common stock for the ten trading days prior to exercise of the conversion option. This option was exercised in two installments. The Company sold $250,000 of these notes in December 1998 and a like amount in March 1999. Each of these notes were convertible into 1,000,000 shares of Common Stock. The note holder also received five year warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.75 per share with each note. On April 30, 1999 the Company sold another $200,000 of convertible notes bearing interest at 1% per annum, payable annually in cash, or shares of the Company's common stock, and convertible into 250,000 shares of common stock. The note holder received five-year detachable warrants to purchase 250,000 shares of the Company's common stock for $1.75 per share. In the October 1999 all of the $3.2 million of debt and all accrued interest were converted by the lender to 8.4 million shares of the Company's common stock. This conversion eliminated all of the Company's long term debt.

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

In September 1997 the Company received $250,000 for which it was to issue an 8% convertible note due September 1998 (the Note). The Note and accrued interest were to be convertible into common stock at a conversion price of $0.65 per share, at the option of the holder, at any time after October 30, 1997 through maturity. A debt discount of $135,000 was recorded related to the intrinsic value of the in-the-money conversion option at the close of the debt transaction. The discount was expensed on October 30, 1997. In September 1999 the note and all accrued interest were converted to 451,000 shares of the Company's common stock.

In June 1999 the Company opened two lines of credit with Key Bank of Washington for $750,000 each, or $1,500,000 combined. These lines of credit jointly obligated the Company and the Company's largest shareholder.. These credit lines were expanded to $1,000,000 each, or $2,000,000 combined, on July 15, 1999. All outstanding principal and interest was to have been paid on both lines by March 4, 2000. In October 1999 the notes were modified to include one of the Company's board members, Mr. Kaye, as a guarantor. In March 2000 the repayment date was extended to June 4, 2000. The amount borrowed under the lines at December 31, 1999 was $1,500,000.

On July 14, 1999 the Company entered into Subscription and Registration Rights Agreements to sell 781,250 shares of the Company's common stock to a new investor for total consideration of $1,000,000. The funds were received on July 14, 1999. As part of the transaction, the Company agreed to pay a finder's fee of $30,000 to an unrelated third party. The finder's fee was paid with the issuance of 9,321 shares of the Company's common stock in September 1999.

Through April 14, 2000, the Company has financed its operations principally through net proceeds from two public offerings and private placements of debt and equity. The Company believes that cash on hand, along with cash generated from the sale of products and collections of accounts receivable, will not be sufficient to meet the Company's requirements for the month of April 2000 and there are no remaining funds available under the Company's lines of credit. The Company's ability to fund continued operations depend on raising additional capital immediately. Should the Company be unable to raise additional capital, the Company will be required to significantly reduce operations, reduce expenses, and may find it necessary to file for protection under the bankruptcy code. Such steps would likely have a material adverse effect on the Company's ability to establish profitable operations in the future. The Company will continue to pursue financing arrangements to increase its cash reserves. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

Trade Debt and Other Matters

As of December 31, 1999, the Company had $457,000 of accounts payable that were current, $152,000 extended to between 31 and 60 days and $590,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cashflows. The Company has entered into plans to extend payments beyond due dates in the original purchase orders. There is no certainty that the Company will be able to continue to meet extended payment terms. The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $395,000. Four of these vendors have initiated litigation for claims received judgments totaling approximately $28,000. The Company has reached settlement agreements with some vendors and is negotiating with the remainder. Some vendors have stopped making sales to the Company and others have required cash on delivery terms.

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

YEAR 2000

The information provided below complies with the disclosure requirements under the Year 2000 Information and Readiness Disclosure Act.

The Company established a Y2K task force in early 1999 to identify and correct any computer problems that may arise with hardware or software resulting from the change of year from 1999 to 2000. The task force worked with vendors and suppliers to assure that no disruptions would occur that would interfere with the Company's operations. The Company's existing accounting system was not Y2K compliant and the Company used this opportunity to change to a more capable accounting system rather than upgrade the old system. The new system is completely installed and data entry is proceeding. The Company does not anticipate any significant problems arising from this new installation. To date the Company has encountered no disruptions and is not aware of any problems with any of its internal systems or the operation of any of its vendors or suppliers. The total cost of this program has not been determined, but the Company believes the cost of this program has not and will not have a material impact on the Company's operating results.

While the Company is not aware of any disruptions or losses of data resulting from Year 2000 problems, there is no assurance that problems may not arise after the anticipated event date. If such problems were to occur, there could be significant loss of data that may affect the Company's future operations. As part of the Y2K program the Company developed contingency plans in the event of any system failures. These plans call for frequent backups of critical data and arrangements for substitute systems in the event of hardware or software failures.

Subsequent Events

In February and March 2000 the Company sold 267,818 shares of the Company's common stock to several investors under stock subscription agreements. These agreements provided for investment at $2.75 per share, yielding a total investment of $736,500. The agreements further provided for three year warrants to purchase 10% of the shares purchased under the agreements, or a total of 26,782 shares for $4.00 per share.

--------------------------------------------------------------------------------

ITEM 8.       FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors and Shareholders of recordLab Corporation


In our opinion, the accompanying balance sheets and related statements of operations, of changes in shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of recordLab Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continued as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






PricewaterhouseCoopers LLP
Seattle, Washington
March 1, 2000

--------------------------------------------------------------------------------

recordLab Corporation
Balance Sheets
December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                  1999                1998
Assets:
  Current assets
    Cash and cash equivalents               $       198,000    $        270,000
    Accounts receivable, net                         63,000             183,000
    Inventories, net                                 38,000             115,000
    Prepaids and other                               12,000              42,000
                                            ----------------   -----------------
             Total current assets                   311,000             610,000

  Long-term receivable, net                               0             195,000
  Property and equipment, net                       476,000             116,000
  Debt issuance costs, net of
  accumulated amortization of
  $770,000 in 1999 and $23,000 in 1998              446,000              56,000
                                            ----------------   -----------------

             Total assets                   $     1,233,000    $        977,000
                                            ================   =================

Liabilities and Shareholders' Deficit:
  Current liabilities
    Note payable to bank                    $     1,500,000    $              0
    Trade accounts payable                        1,199,000           1,181,000
    Current portion of long-term debt                     0             250,000
    Accrued wages and payroll taxes                 118,000              93,000
    Other accrued expenses                          414,000             273,000
    Deferred revenue                                  6,000               6,000
                                            ----------------   -----------------
             Total current liabilities            3,237,000           1,803,000
                                            ----------------   -----------------

    Long-term debt, net of discount                       0           2,258,000
                                            ----------------   -----------------

    Warrant obligations                                   0              81,000
                                            ----------------   -----------------

Commitments and contingencies

Shareholders' deficit:
  Preferred stock, Series A convertible,
    no par value; 2,500,000 shares
    authorized, zero issued and outstanding
    in 1999 and 1998                                      0                   0
  Common stock, no par value; 25,000,000
    shares authorized,16,565,000 and
    7,251,000 issued and outstanding in
    1999 and 1998, respectively                  25,121,000          20,488,000
  Additional paid-in capital                      5,885,000           3,026,000
  Deferred stock compensation                      (162,000)                  0
  Notes receivable from shareholders               (109,000)           (191,000)
  Accumulated deficit                           (32,739,000)        (26,488,000)
                                            ----------------   -----------------
  Total shareholders' deficit                    (2,004,000)         (3,165,000)
                                            ----------------   -----------------

Total liabilities and shareholders' deficit $     1,233,000    $        977,000
                                            ================     ===============

              See accompanying notes to financial statements.

--------------------------------------------------------------------------------

recordLab Corporation
Statements of Operations
For the years ending December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                    1999              1998

Revenues                                      $       574,000   $     1,760,000

Cost of revenues                                      277,000           672,000
                                              ----------------  ----------------

Gross profit                                          297,000         1,088,000
                                              ----------------  ----------------

Operating expenses:
  Sales and marketing                                 746,000         1,190,000
  General and administrative                        3,513,000         1,864,000
  Research and development                            955,000           626,000
                                              ----------------  ----------------
    Total operating expenses                        5,214,000         3,680,000
                                              ----------------  ----------------

Operating loss                                     (4,917,000)       (2,592,000)

Other income (expense):
  Interest expense                                 (1,317,000)       (1,565,000)
  Interest income                                      19,000            17,000
  Other expense                                       (36,000)          (20,000)
                                              ----------------    --------------
    Total other income (expense)                   (1,334,000)       (1,568,000)
                                              ----------------  ----------------

Net loss                                      $    (6,251,000)  $    (4,160,000)
                                              ================  ================

Basic and diluted net loss per share          $         (0.67)  $         (0.64)
                                              ================  ================

Weighted average shares used in computing
basic and diluted net loss per share                9,267,000         6,457,000
                                              ================  ================

             See accompanying notes to financial statements.

--------------------------------------------------------------------------------

recordLab Corporation
Statements of Changes in Shareholders' Deficit
For the years ending December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                             Notes
                                                               Additional     Deferred    Receivable                       Total
                                        Common Stock             Paid-In        Stock        From        Accumulated   Shareholders'
                                ------------------------------
                                     Shares        Amount        Capital    Compensation Shareholders     Deficit         Deficit
                                 ------------- -------------- ------------- ------------ ------------ --------------- --------------

Balance at December 31, 1997        6,359,000  $  20,165,000  $  1,245,000  $          0 $  (191,000) $  (22,328,000) $ (1,109,000)

  Common stock issued                  91,000
  Common stock issued in
    settlement of claims              650,000        283,000                                                               283,000
  Common stock issued in
    settlement of accounts payable    128,000         38,000                                                                38,000
  Exercise of stock options            23,000          2,000                                                                 2,000
  Warrants issued with convertible
    debt                                                           416,000                                                 416,000
  In the money conversion option on
    convertible debt                                             1,334,000                                               1,334,000
  In the money options granted                                      31,000                                                  31,000
  Net loss                                                                                                (4,160,000)   (4,160,000)
                               --------------- -------------- ------------- ------------ ------------  -------------- -------------

Balance at December 31, 1998        7,251,000  $  20,488,000  $  3,026,000               $  (191,000) $  (26,488,000) $ (3,165,000)

  Common stock issued                 790,000      1,000,000                                                             1,000,000
  Common stock issued in settlement
    of accounts payable                 7,000         17,000                                                                17,000
  Common stock issued in exchange
    for goods and services             76,000        153,000                                                               153,000
  Common stock cancelled             (633,000)      (269,000)                                                             (269,000)
  Exercise of stock options           137,000        109,000                                                               109,000
  Convertible debt and interest
    converted to common stock       8,848,000      3,542,000      (558,000)                                              2,984,000
  Options issued for compensation                                  646,000  $  (162,000)                                   484,000
  Warrants issued to consultants
    for services                                                 1,105,000                                               1,105,000
  Warrants issued in connection
    with financing                                               1,666,000                                               1,666,000
  Warrents exercised                   89,000         81,000                                                                81,000
  Repayment of shareholder note                                                               82,000                        82,000
  Net loss                                                                                               (6,251,000)    (6,251,000)
                               --------------- -------------- ------------- ------------ ------------ -------------- --------------

Balance at December 31, 1999       16,565,000  $  25,121,000  $  5,885,000  $  (162,000) $  (109,000) $ (32,739,000) $  (2,004,000)
                               =============== ============== ============= ============ ============ ============== ==============

                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------

recordLab Corporation
Statements of Cash Flows
For the years ending December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                    1999               1998

Cash flows from operating activities:
  Net loss                                   $    (6,251,000)   $    (4,160,000)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                   80,000            127,000
      Provision for returns and bad debt             590,000            172,000
      Provision for long-term receivable             195,000                  0
      Amortization of debt discount and
        debt issuance costs                        1,253,000          1,541,000
      Options issued for compensation                484,000             31,000
      Warrants issued to consultants for
        services                                   1,105,000                  0
      Common stock issued in settlement
        of claims                                   (269,000)           283,000
      Common stock issued for goods and
        services                                     153,000                  0
      Accrued interest                                43,000                  0
      Changes in operating assets and liabilities:
        Accounts receivable                         (470,000)           219,000
        Inventories                                   77,000            107,000
        Prepaids and other                            30,000             40,000
        Trade accounts payable                        35,000            250,000
        Accrued wages and payroll taxes               25,000             (7,000)
        Other accrued expenses, net of
          accrued interest converted to
          common stock                               168,000           (118,000)
        Deferred revenue                                   0            (24,000)
                                             ----------------   ----------------
Net cash used in operating activities             (2,752,000)        (1,539,000)
                                             ----------------   ----------------

Cash flows from investing activities:
  Additions to property and equipment               (440,000)            (4,000)
                                             ----------------   ----------------
Net cash used in investing activities               (440,000)            (4,000)
                                             ----------------   ----------------

Cash flows from financing activities:
  Exercise of stock options                          109,000              2,000
  Issuance of common stock                         1,000,000
  Repayment of shareholder receivables                82,000
  Proceeds from borrowings on note
    payable to bank                                1,500,000
  Proceeds from issuance of long-term
    debt and warrants, net of debt issue costs       429,000          1,721,000
                                             ----------------   ----------------
Net cash provided by financing activities          3,120,000          1,723,000
                                             ----------------   ----------------

Net increase (decrease) in cash and
  cash equivalents                                   (72,000)           180,000

Cash and cash equivalents, beginning of year         270,000             90,000
                                             ----------------   ----------------

Cash and cash equivalents, end of year       $       198,000    $       270,000
                                             ================   ================

Supplemental cash flow information:

  Cash paid during year for interest         $        33,000    $             0
                                             ================   ================

   See Note 15 for supplemental information of noncash financing activities.

               See accompanying notes to financial statements.

--------------------------------------------------------------------------------



   1.   Organization and Business:

        recordLab Corporation (the Company) (formerly known as Midisoft Corporation) provides knowledge, services and technology to amateur and aspiring musicians to help them create and improve their music. The Company was incorporated in Washington in 1986 and introduced its first product, Midisoft Studio, in that year. The Company has focused its product lines to include music learning, music creation and the integration of sound and media in today's PC environment. In November 1999 the Company launched recordLab.com, which the Company is developing to provide a full spectrum of know-how, products and services that enable and empower amateur musicians to develop their craft and create music.

            Going concern and liquidity

            The Company has incurred substantial operating losses during the past several years and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

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



   2.   Significant Accounting Policies:

            Revenue recognition

            Revenue from products licensed to original  equipment  manufacturers
            (OEMs) consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for fixed fee revenue recognition under Statement of Position No. 97-2, Software Revenue Recognition, (SOP 97-2) are satisfied. These criteria include, but are not limited to, delivery of the software master, the Company's lack of other significant obligations to the customer and a determination that collectibility of the amount due is probable. Revenues on contracts which do not meet the fixed fee revenue recognition criteria in SOP 97-2 are included in deferred revenue in the accompanying balance sheet and are recognized as revenue on the installment basis as payments are received or until the Company has no significant obligations. Additional royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment and payment from the OEMs. Revenue from sales to distributors, other resellers and end users, net of a provision for anticipated returns, is recognized when the products are shipped, or upon receipt of payment if an estimate for anticipated returns cannot reasonably be made. The allowance for returns is evaluated each quarter taking into consideration, among other things, known return requests from distributors, anticipated return requests based on the distributor's rate of product sale, returns due to product upgrades and historical distributor return patterns.

            Warranties and returns

            The Company warrants products against defects and has policies permitting the return of products under certain circumstances. The Company's distributor agreements provide for sales returns, stock rotation, co-operative advertising and price protection. Customers are granted price protection for a period of up to 60 days after the Company reduces the price of a product. The Company provides for warranties and estimated returns at the time of product sale.

            Advertising costs

            The Company generally provides for cooperative advertising at agreed-upon rates. Advertising costs, included in sales and marketing expenses, are expensed as incurred and were $178,000 and $330,000 for the years ended December 31, 1999 and 1998, respectively.

            Research and development

            Research and development expenses consist principally of consulting fees, payroll and related expenses and are expensed as incurred.

            Website development costs

            Costs incurred in the development of core software for the Company's website infrastructure are capitalized in accordance with SOP 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Costs incurred in the development of content for the Company's website are expensed as incurred. Capitalized costs are amortized over a period of eighteen months and are included in property and equipment in the accompanying balance sheet.

            Income taxes

            The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

            Net loss per share

            The Company computed net loss per share in accordance with Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share. Basic earnings per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the dilutive effects of options, warrants and convertible securities. Diluted net loss per share for the years ended December 31, 1999 and 1998 is equal to basic net loss per share due to the fact that the effect of common equivalent shares outstanding during the periods is anti-dilutive.

            The following table sets forth the computation of basic and diluted net loss per share:

                                                  Year Ended December 31,
                                           ------------------------------------
                                           ----------------   -----------------
                                                 1999                1998
                                           ----------------   -----------------
Numerator:
     Net loss                              $    (6,251,000)   $     (4,160,000)
Denominator:
     Weighted-average shares                     9,267,000           6,457,000
                                           ----------------   -----------------

Basic and diluted net loss per share       $         (0.67)   $          (0.64)
                                           ================   =================

            Common stock equivalents, consisting of warrants, stock options and convertible securities, are anti-dilutive for all periods presented, and are detailed in Note 10.

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

            Property and equipment

            Property and equipment are recorded at cost less accumulated depreciation and amortization, and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the economic useful lives or the term of the lease.

            Valuation of long-lived assets

            The Company periodically evaluates the carrying value of long-lived assets to be held and used, including, but not limited to, property and equipment and other assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flow discounted at a rate commensurate with the risk involved. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost to dispose.

            Debt issued with stock purchase warrants

            Proceeds from debt issued with stock purchase warrants are allocated between the debt and the warrants based on their relative fair values, and the value ascribed to the warrants, based on the Black-Scholes option pricing model, is amortized to interest expense over the term of the related debt using the effective interest method.

            Concentration of credit risk/financial instruments

            Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, for which collateral is not required. The Company's trade receivables include amounts due from U.S. and foreign customers in the computer software and hardware industry and are derived from sales of products, OEM licensing fees and unit royalties (Note 3). The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to losses by limiting the amount of credit extended whenever deemed necessary.

            The carrying values of cash and cash equivalents and other assets and liabilities (such as accounts receivable and payable) approximate fair value at December 31, 1999 and 1998. Fair values of note payable to bank and long-term debt are determined using future cash flows discounted at a rate of interest currently offered for debt with similar remaining maturities and approximate the carrying values.

            Fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for certain of these financial instruments, fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.

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

            Stock compensation

            The Company accounts for stock-based compensation to employees using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's common stock at the date of grant over the exercise price. The Company has elected to apply the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation (FAS 123).

            The Company accounts for stock-based non-employee compensation under the provisions of FAS 123 and Emerging Issues Task Force ("EITF") 96-18.

            Other comprehensive income

            The Company had no items of other comprehensive income in any periods presented.

   3.   Accounts Receivable and Major Customer Information:

        The Company operates a single business segment. During 1999 and 1998, the Company had revenue from foreign customers of $27,000 and $147,000, respectively. Foreign sales as a percentage of the Company's total revenue in 1999 and 1998 were 5% and 8%, respectively. In 1999 and 1998, separate domestic reseller customers accounted for revenues of $0 and $1,079,000, equal to 0% and 61%, respectively, of the Company's total revenue in the periods. During 1999, sales to one OEM customer individually accounted for 40% of total revenue. During 1998, sales to one domestic reseller customer accounted for 46% of total revenue.

        Accounts receivable are summarized as follows:

                                                   Year Ended December 31,
                                             ----------------------------------
                                             ---------------    ---------------
                                                   1999               1998
                                             ---------------    ---------------

     OEM's                                   $        7,000     $       17,000
     Resellers and other                            548,000            411,000
                                             ---------------    ---------------
                                                    555,000            428,000
                                             ---------------    ---------------

     Less:  Allowance for doubtful accounts         (22,000)           (72,000)
     Less:  Allowance for warranty and returns     (470,000)          (173,000)
                                             ---------------    ---------------

                                             $       63,000     $      183,000
                                             ===============    ===============


        Accounts receivable consist principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At December 31, 1999 and 1998, OEM accounts receivable amounts not yet due were $0 and $1,000, equal to 0% and 6%, respectively, of total OEM receivables. At December 31, 1999 and 1998, reseller accounts receivable amounts not yet due were $1,000 and $257,000 equal to 1% and 60%, respectively, of total reseller receivables.

        The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Foreign customers comprised $0 and $13,000 of accounts receivable at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, two and four customers accounted for an aggregate balance of $440,000 and $359,000 of gross accounts receivable, respectively.

   4.   Inventories:

        Inventories are summarized as follows:

                                                        December 31,
                                             ----------------------------------
                                             ----------------   ---------------
                                                   1999               1998
                                             ----------------   ---------------

     Raw materials and work-in-process       $        17,000    $      106,000
     Finished goods                                   27,000            29,000
     Less:  Allowance for obsolescence                (6,000)          (20,000)
                                             ----------------   ---------------

                                             $        38,000    $      115,000
                                             ================   ===============


   5.   Property and Equipment:

        Property and equipment are summarized as follows:

                                                        December 31,
                                            -----------------------------------
                                            ----------------   ----------------
                                                  1999               1998
                                            ----------------   ----------------

     Equipment                              $     1,164,000    $       925,000
     Furniture                                       91,000             91,000
     Website development costs                      201,000                  0
     Leasehold improvements                          30,000             30,000
                                            ----------------   ----------------

     Property and equipment, at cost              1,486,000          1,046,000

     Less:  Accumulated depreciation
            and amortization                     (1,010,000)          (930,000)
                                            ----------------   ----------------

                                            $       476,000    $       116,000
                                            ================   ================



   6.   Note Payable to Bank:

        In June 1999 the Company obtained two lines of credit with Key Bank of Washington for a total of $1,500,000. All unpaid principal and interest was due in March 2000. In March 2000, the Company and the bank agreed to extend the agreements to June 2000. These lines of credit jointly obligate the Company, the Company's largest shareholder and a member of the Board of Directors. The lines of credit were extended to a total of $2,000,000 on July 15, 1999 and bear interest at Prime plus 2% (10.50% at December 31, 1999). In connection with the guarantees provided for the Company under the line-of-credit agreements, the guarantors were granted warrants for each borrowing by the Company. In the first borrowing, the guarantors were granted warrants to purchase 110,000 shares of the Company's common stock at $1.10 per share, expiring in 2004, and warrants to purchase 50,000 shares of the Company's common stock at $1.50 per share, expiring in 2004. The borrowing associated with these warrants had an original maturity date of December 1999. In the second borrowing, the guarantors were granted warrants to purchase 100,000 shares of the Company's common stock at $3.00 per share, expiring in 2001 and warrants to purchase 200,000 shares of the Company's common stock at $3.00 per share expiring in 2002. The borrowing associated with these warrants had an original maturity date of March 2000.

        These warrants were valued using the Black Scholes option pricing model using the following assumptions:



        Expected Life                             2 - 5 years
        Volatility                                169% - 177%
        Risk free interest rate                          5.5%


        The Company recorded a total debt discount of $1,216,000 related to the fair value of the warrants. The discount is amortized using the effective interest method over the term of the debt. At December 31, 1999, the Company had $446,000 of unamortized debt discounts associated with these warrants.

        In addition, certain of the guarantors were provided with the right to apply any funds used to cover the obligation to the purchase of the Company's common stock at 69% of the share price in effect at the conversion date (and in any event not to exceed $0.75 and $1.50 for the first and second borrowings, respectively), plus a five-year and three-year warrant for 1/2 the shares purchased at a price of not more than $1.50 per share for the first and second borrowings, respectively. In the event that warrants are issued additional debt discount will be recorded.


   7.   Other Accrued Expenses:

        The following table summarizes the components of other accrued expenses:

                                                         December 31,
                                              ---------------------------------
                                              ---------------   ---------------
                                                    1999              1998
                                              ---------------   ---------------

     Accrued tax liabilities                  $       97,000    $      133,000
     Other accrued expenses                          317,000           140,000
                                              ---------------   ---------------

                                              $      414,000    $      273,000
                                              ===============   ===============


   8.   Convertible Debt:

        In September 1997, the Company received $250,000 for which it was to issue a 5% convertible note due September 1998 (the Note). The Note and accrued interest were to be convertible into common stock at a conversion price of $0.65 per share, at the option of the holder, at any time after October 30, 1997 through maturity. A debt discount of $135,000 was recorded related to the intrinsic value of the in-the-money conversion option at the close of the debt transaction. The discount was expensed on October 30, 1997. In September 1999 the note and accrued interest of $43,000 were converted to 451,000 shares of the Company's common stock.

        In October and November 1997, the Company issued $500,000 of 1% convertible debentures (the Debentures) due October and November 2000, respectively, for a total of $1,000,000. The Debentures were collateralized by a perfected security interest in all assets of the Company and were convertible into common stock at a conversion price of $0.60 per share at any time through maturity, unless previously redeemed or repurchased. The Debentures were issued with detachable warrants that entitle the holders to purchase 833,333 shares of the Company's common stock at a price of $1.50 per share, and expire in October and November 2002. A debt discount of $273,000 was recorded related to the fair value of the warrants. In addition, a debt discount of $727,000 was recorded related to the intrinsic value of the in-the-money conversion option.
        This discount was expensed immediately as the Debentures may be converted at any time. Debt issue costs of $50,000 related to the Debenture sale were capitalized. In October 1999, the Debentures and accrued interest of $20,000 were converted to 1,684,000 shares of the Company's common stock.

        In January 1998, an additional 1% debenture was issued in exchange for proceeds totaling $1,000,000. The Debenture was convertible into 1,923,077 shares of common stock plus accrued interest at a conversion price of $0.84 per share and carries detachable warrants to purchase an additional 961,538 shares of common stock at a price of $1.25 per share. The debenture matures in January 2001. A debt discount of $278,000 was recorded related to the fair value of the warrant. The discount is amortized using the effective interest method over the term of the debt. An additional discount of $722,000 was recorded related to the intrinsic value of the in-the-money conversion option. The discount related to the conversion option was expensed on the issue date. In October 1999, the Debenture and accrued interest of $18,000 were converted to 1,944,000 shares of the Company's common stock.

        In June and December 1998, the Company issued another $500,000 and $250,000, respectively, of 1% convertible debentures due June 2003 and December 2003. The Debentures were convertible into common stock at a conversion price of $0.20 per share and $0.25 per share, respectively, at any time through maturity, unless previously redeemed or repurchased. The Debentures were issued with detachable warrants that entitle the holders to purchase 1,000,000 shares of the Company's common stock at a price of $0.75 per share, and expire between June and December 2003. A debt discount of $138,000 was recorded related to the fair value of the warrants. The discount is amortized using the effective interest method over the term of the debt. In addition, a debt discount of $612,000 was recorded related to the intrinsic value of the in-the-money conversion option. This discount was expensed immediately as the Debentures may be converted at any time. In October 1999, the Debentures and accrued interest of $9,000 were converted to 3,518,000 shares of the Company's common stock.

        In March 1999, the Company issued another $250,000 of 1% convertible debentures due March 2004. The Debentures are convertible into 1,000,000 shares of common stock, and carry detachable warrants to purchase an additional 500,000 shares of common stock at a price of $0.75 per share. In April 1999, the Company issued another $200,000 of 1% convertible debentures due April 2004. The Debentures are convertible into 250,000 shares of common stock and carry detachable warrants to purchase an additional 250,000 shares of common stock at a price of $1.75 per share. A debt discount of $169,000 was recorded related to the fair value of the 1999 detachable warrants. The discount was amortized using the effective interest method over the term of the debt. In addition, a debt discount of $280,440 was recorded related to the intrinsic value of the in-the-money conversion options. This discount was expensed immediately as the Debentures may be converted at any time. In October 1999, the Debentures and accrued interest of $2,000 were converted to 1,251,000 shares of the Company's common stock.

   9.   Income Taxes:

        There is no provision for income taxes for the years ended December 31, 1999 and 1998 due to the net losses incurred. A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carryforwards.

        The components of deferred income taxes are summarized as follows:

                                                       December 31,
                                          -------------------------------------
                                          -----------------   -----------------
                                                 1999                1998
                                          -----------------   -----------------

     Deferred income tax assets:
        Net operating losses              $     10,388,000    $      8,887,000
        Accrued liabilities and allowances         190,000              76,000
        Equity instruments                         525,000              72,000
        Other                                      288,000             227,000
                                          -----------------   -----------------
                                                11,391,000           9,262,000

     Deferred income tax liabilities:
        Other                                       (9,000)             (9,000)
        Valuation allowance                    (11,382,000)         (9,253,000)
                                          -----------------   -----------------

                                          $              0    $              0
                                          =================   =================


        At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $30,552,000 that expire beginning in 2008. In certain circumstances, as specified in Internal Revenue Code
        Section 382, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period results in limitations on the Company's ability to utilize its net operating loss carryforwards. As a result of the conversion of convertible promissory notes in October 1999, a 50% or more ownership change occurred. The value of the Company's stock at the time of the ownership change is the primary factor in determining the limit on the Company's ability to utilize its net operating loss carryforwards. In 1999 and 1998 the change in the valuation allowance of $2,129,000 and $936,000 is due primarily to the increase in net operating losses.

        Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction when recognized will be accounted for as a credit to shareholders' deficit.

  10.   Shareholders' Deficit:

            Common stock

            During the year ended December 31, 1998, the Company finalized the terms of the sale of common stock which was recorded in fiscal 1997. Under the new terms, the Company issued 91,000 additional shares of common stock to the investors.

            As further described in Note 13, the Company issued 650,000 shares of common stock in settlement of claims. The Company recorded expense totaling $283,000 in 1998 based on the fair market value of the common stock on the settlement date. In December 1999 the Company cancelled 633,000 of these shares previously issued and reserved the $269,000 related to the value of those shares.

            In July 1999 the Company entered into Subscription and Registration Rights Agreements to sell 781,250 shares of the Company's common stock to a new investor for total consideration of $1,000,000. The funds were received on July, 14, 1999. As part of the transaction, the Company paid a finders fee of 9,231 shares of common stock with a fair value of $30,000, to an unrelated third party.

            During the year ended December 31, 1999 the Company agreed to issue 76,000 shares of the Company's common stock valued at $153,000 as compensation for services.

            Additionally, during the years ended December 31, 1999 & 1998, the Company issued 7,000 and 128,000 shares of common stock in settlement of outstanding accounts payable totaling $17,000 and $38,000, respectively.

            At December 31, 1999, the Company has reserved the following shares of common stock:

                       Warrants                         4,393,050
                       Stock options                    2,830,771
                       Private placement offering       4,800,000


            Warrants

            In connection with the conversion of the Series A Preferred Stock, the Company issued warrants to purchase an aggregate of 747,797 shares of common stock at a price equal to $8.50 per share. The warrants expired in 1998 without exercise. Additionally, the Company agreed to issue the Placement Agent warrants to purchase 25,000 shares of common stock at a price of $6.00 per share.

            Additionally, a warrant to purchase 40,171 shares of the Company's common stock at an exercise price of $1.17 was issued to a bank in connection with short-term bank borrowings. The warrant expires in September 2002 and carries a right to require the Company to purchase the warrant for $63,000 or the fair value of the warrant, at the holder's option, at any time after December 31, 1997. The warrant is subject to certain anti-dilution provisions. The fair value of the warrant of $81,000 was expensed during 1997. This warrant was exercised in October 1999 for 89,000 shares of the Company's common stock.

            In connection with an attempt to arrange a private placement of equity financing, the Company agreed to sell to the agent, for nominal consideration, a warrant to purchase 10,000 shares of common stock at a price of $1.25 per share. The warrant expired in 1998 without exercise. The fair value of the warrant of $10,000 was expensed during 1997.

            In connection with the sale of common stock, the Company issued warrants in August 1997 to purchase 100,000 shares of common stock at a price of $1.25 per share. These warrants expired in 1999 without exercise.

            In connection with an uncollateralized loan of $40,000 from an officer, the Company issued a warrant to purchase 75,000 shares of common stock at a price of $.75 per share. The warrant will expire in 2002.

            As described in Note 8, during 1999 and 1998, the Company issued warrants to purchase 750,000 and 1,961,538, respectively of common stock to the holder of convertible debentures.

            As described in Note 6, during 1999 the Company issued warrants to purchase 460,000 shares of common stock to the guarantors of the Company's lines of credit.

            In connection with services provided by a contractor in 1999, the Company agreed to issue a warrant to purchase 40,000 shares of the Company's common stock at $3.25 per share. The warrant will expire in 2004. Consulting expense of $124,000 was recognized for the year ended December 31, 1999 for the fair value of the warrant.

            In connection with services provided by a contractor in 1999, the Company agreed to issue a warrant to purchase 150,000 shares of the Company's common stock at $4.25 per share. The warrant will expire in 2002. Consulting expense of $562,000 was recognized for the year ended December 31, 1999 for the fair value of the warrant.

            The Company issued warrants for the purchase of 123,179 shares at prices ranging from $0.75 to $1.50 per share to an existing shareholder. The fair value of the warrants, $418,000, was charged to general and administrative expense in the fourth quarter of 1999. The warrants expire in 2002 and 2003.

            Stock option plan

            The Company adopted the 1989 Stock Option Plan (the 1989 Plan), as amended September 28, 1994, to provide for the granting of both Incentive Stock Options (ISOs) and Nonqualified Stock Options for employees, directors and consultants of the Company to acquire ownership in the Company and provide them with incentives for their service.

            Under the terms of the 1989 Plan, 1,350,000 shares of common stock may be issued. The 1989 Plan was administered by the Compensation and Option Committee of the Board of Directors which determined the terms and conditions of the options granted under the 1989 Plan, including exercise price, number of option shares granted and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with the Company, unvested options terminated and vested options remained exercisable for a period not to exceed three months. The exercise price of all ISOs granted under the 1989 Plan must have been at least equal to the fair market value of the common stock of the Company on the date of grant. The exercise price of all ISOs granted under the 1989 Plan were determined by the Compensation and Option Committee and the term could not exceed ten years. In February 1999, the 1989 Plan was terminated.

            On February 10, 1998 the Company adopted the 1998 Stock Option Plan (the 1998 Plan) to provide for the granting of options to independent directors and outside consultants. Under the terms of the 1998 Plan, 1,000,000 shares of common stock may be issued. The 1998 Plan is currently administered by the Board of Directors which determines the terms and conditions of the options granted and the vesting of such options.

            On April 9, 1998, the Company's board of directors authorized the repricing of all options outstanding at September 17, 1997 to $0.75 per share.

            On June 2, 1999 the Company adopted the 1999 Stock Option Plan (the 1999 Plan) to provide for the granting of both Incentive Stock Options (ISOs) and Nonqualified Stock Options for employees, directors and consultants of the Company.

            Under the terms of the 1999 Plan, 1,500,000 shares of common stock may be issued. The 1999 Plan is currently administered by the Compensation and Option Committee of the Board of Directors which determines the terms and conditions of the options granted under the 1999 Plan, including exercise price, number of option shares granted and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with the Company, unvested options terminate and vested options remain exercisable for a period not to exceed three months. The exercise price of all ISOs granted under the 1999 Plan must be at least equal to the fair market value of the common stock of the Company on the date of grant. The exercise price of all ISOs granted under the 1999 Plan are determined by the Compensation and Option Committee and the term may not exceed ten years.

            In August 1999 all remaining shares reserved under the Company's three option plans, a total of 2,976,250 shares of common stock, were registered on Form S-8.

            At December 31, 1999 and 1998, options for 981,109 and 361,436 shares, respectively, of common stock were exercisable. Activity with respect to the plans is as follows:

                                                                   Weighted-
                                                                    Average
                                                   Options         Exercise
                                  Authorized     Outstanding         Price
                                -------------- ---------------- ---------------

Balance, December 31, 1997            160,000          561,922  $         2.02

    Additional shares authorized      500,000
    Granted                          (941,922)         941,922            0.81
    Exercised                                          (22,875)           0.10
    Canceled                          789,297         (789,297)           1.72
                                -------------- ---------------- ---------------

Balance, December 31, 1998            507,375          691,672            0.78

    Additional shares authorized    2,000,000
    Granted                        (1,377,791)       1,377,791            1.95
    Exercised                                         (136,750)           0.80
    Canceled                           91,875          (91,875)           0.78
    Authorized shares expired        (231,526)
                                -------------- ---------------- ---------------

Balance, December 31, 1999            989,933        1,840,838  $         1.66
                                ============== ================ ===============

            The following table summarizes information about fixed-price options outstanding and exercisable at December 31, 1999:

Options outstanding                                      Options exercisable
---------------------------------------------------  ---------------------------
                           Weighted-
                           Average      Weighted-                     Weighted-
Range of                   Remaining    Average                       Average
Exercise     Options       Contractual  Exercise       Options        Exercise
Prices       Outstanding   Life         Price          Exercisable    Price
--------------------------------------------------  ----------------------------

0.10 - 1.19     882,105        7.88     $ 0.78          646,043       $  0.77

1.97 - 2.81     764,333        9.58       2.17          185,066          2.16

3.00 - 4.03     194,000        9.87       3.67          150,000          3.58

            The Company follows the instrinsic value method of accounting for its stock options. Under this method, the Company recognized no compensation expense or stock options issued to employees if the exercise price of the option equals or exceeds the fair market value of the Company's common stock on the date of grant. For options granted with an exercise price less than fair market value the Company recognized $251,000 and $31,000 of compensation expense for the years ended December 31, 1999 and 1998, respectively. Had compensation cost been recognized based on the fair value at the grant date for options awarded under the Plan, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1999 and 1998 would have been as follows:

                                                        December 31,
                                             ----------------------------------
                                             ----------------   ---------------
                                                   1999               1998
                                             ----------------   ---------------

Net loss as reported                         $    (6,251,000)   $   (4,160,000)
                                             ================   ===============

Net loss pro forma                           $    (6,456,000)   $   (4,465,000)
                                             ================   ===============

Loss per share as reported                   $         (0.67)   $        (0.64)
                                             ================   ===============

Loss per share pro forma                     $         (0.69)   $        (0.69)
                                             ================   ===============


            The Company recorded an additional $234,000 of compensation expense for options granted to non-employees under the fair value method of accounting for stock-based compensation.

            The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 1999 and 1998, respectively: risk-free interest rates ranging from 5.07% to 6.49% and 5.512% to 5.673%, expected option lives ranging from five to ten years; expected volatility of 175% and 124%; and no expected dividends, respectively. The weighted-average fair value of options granted during 1999 and 1998 was $1.93 and $0.79, respectively, for options with an exercise price equal to market. The weighted-average fair value of options granted during 1998 at a price above market was $0.59. There were no such options granted in 1999. The weighted-average fair value of options granted in 1999 at a price below market was $1.99.

  11.   License Agreements:

        The Company has license agreements with various developers and producers of computer software that require the Company to pay royalties. The royalties are due on a per-unit sale basis and the agreements stipulate no minimum liability. The products related to the royalty agreements are not a significant part of the Company's product mix. During the years ended December 31, 1999 and 1998, total royalty expense was $2,000 and $13,000, respectively.

  12.   Lease Commitments:

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

             Year Ended
            December 31,
        -------------------

               2000                        $      403,000
               2001                               468,000
               2002                               156,000
                                           ---------------

                                           $    1,027,000
                                           ===============


        Rent expense for 1999 and 1998 was $280,000 and $256,000, respectively. The Company received $0 and $86,000 from sublease income for the years ended December 31, 1999 and 1998, respectively.


13.     Contingencies:

        In 1997 an entity, which sold substantially all of its assets to the Company in 1995, demanded that the Company arbitrate certain claims arising from the sale. The claims aggregated in excess of $1 million. The parties reached an agreement in July 1998 outside of arbitration. In exchange for the mutual release of all claims and counterclaims, the Company agreed to provide consideration of $420,000, $25,000 in cash and the remainder comprised of forgiveness of $112,000 in debt and issuance of approximately 633,000 shares of the Company's common stock. At December 31, 1998, the Company had paid $20,000 of the $25,000, the debt was fully reserved and $283,000 of expense was recognized related to the issuance of common stock. The Company believes that the Claimant's subsequent actions nullified this agreement. In July 1999 the Company demanded the return of all consideration. In December 1999 the Company cancelled the 633,000 shares previously issued and reserved the $269,000 related to recording those shares. recordLab has petitioned the court to dismiss the case.

        The Company is subject to various claims and lawsuits in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

  14.   Notes Receivable from Shareholders:

        The Company has made advances and loans to employees in connection with the purchase of common stock under the Employee Stock Option Plan. At December 31, 1999 a promissory note totaling $109,000 was held by the Company from the Company's Chief Executive Officer. This loan bears interest at 8% per annum. The officer has pledged the common stock as collateral for this loan. The full unpaid principal and accrued interest amounts are due and payable on August 1, 2000, but can be prepaid at any time. The terms of this note receivable cause variable accounting treatment for these stock options. Compensation on such options is measured as the amount by which the quoted market value of the shares exceeds the option price at each balance sheet date until the loan is repaid.

  15.   Supplemental Cash Flow Information:

        The following items are supplemental information of noncash financing activities:

                                                        December 31,
                                              ---------------------------------
                                              ---------------   ---------------
                                                    1999              1998
                                              ---------------   ---------------

     Common stock issued in exchange for
     accounts payable                         $       17,000    $       38,000
                                              ===============   ===============

     Warrants issued in connection with
     financing                                $    1,666,000    $    1,750,000
                                              ===============   ===============

     Warrants exercised                       $       81,000    $            0
                                              ===============   ===============

     Conversion of debt and accrued interest
     into common stock, net of unamortized
     debt discount and issue costs            $    2,984,000    $            0
                                              ===============   ===============


  16.   Employee Benefit Plans:

        In June 1996, the Company adopted a qualified profit-sharing plan under the provisions of Internal Revenue Code 401(k). The plan is available to all employees meeting the eligibility requirements. Contributions by the Company are based on a matching formula as defined in the plan. The Company made no contributions to the plan in 1999 or 1998.

  17.   Related Party Transactions:

        In April 1999, Mr. Smart, a director, was issued options for 75,000 shares of common stock as compensation for consulting services. In April and June 1999, Ms. Murry, a director, was issued options for 25,558 and 34,442 shares, respectively, for consulting services performed in 1998 and 1999.

        In June 1999, the Company contracted with Big Online for consulting services. At that time Mr. Smart was a director on the Board of both the Company and Big Online. Mr. Smart resigned from the Company's Board of Directors in November 1999 to pursue other activities.

        As discussed in Note 6, Mr. Kaye, a director, was issued options for 300,000 shares of common stock in October 1999 in consideration for becoming a guarantor of one of the Company's lines of credit.

  18.   Subsequent Events:

        In February and March 2000 the Company sold 267,818 shares of the Company's common stock to several investors under stock subscription agreements. These agreements provided for investment at $2.75 per share, yielding a total investment of $736,500. The agreements further provided for three-year warrants to purchase 10% of the shares purchased under the agreements, or a total of 26,782 shares for $4.00 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           This information will be provided not later than 120 days after the close of the fiscal year ended December 31, 1999 by amendment.

ITEM 10. EXECUTIVE COMPENSATION

           This information will be provided not later than 120 days after the close of the fiscal year ended December 31, 1999 by amendment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           This information will be provided not later than 120 days after the close of the fiscal year ended December 31, 1999 by amendment.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           This information will be provided not later than 120 days after the close of the fiscal year ended December 31, 1999 by amendment.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements:  The following are filed as a part of this report
         under ITEM 7.                                                     Page

         Report of PricewaterhouseCoopers LLP................................17

         Balance Sheets - At December 31, 1999 and 1998......................18

         Statements of Operations - For the Years Ended
           December 31, 1999 and 1998........................................19

         Statements of Changes in Shareholders' Deficit - For the Years
           Ended December 31, 1999 and 1998..................................20

         Statements of Cash Flows - For the Years Ended
           December 31, 1999 and 1998........................................21

         Notes to Financial Statements - For the Years
           Ended December 31, 1999 and1998...................................22


(b)      Reports on Form 8-K.

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

              3.2.1 b       By-laws of the Company.

              3.2.2 a       Amended and Restated By-laws of the Company.

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

              4.3  h        Form of Securities Purchase Agreement dated
                            October 28, 1997

              4.4  h        Form of Registration Rights Agreement dated
                            October 28, 1997

              4.5  k        Form of Debenture dated October 28, 1997

              4.6  l        Form of amendment to the Securities Purchase
                            Agreement dated June 15, 1998

              10.1.1b Combined  Incentive and  Nonstatutory  Stock Option Plan,
                      adopted February 22, 1989, and as amended April 30, 1994 and September 28, 1994, authorizing 1,200,000 shares of Common Stock for issuance pursuant to the combined Plan.

              10.1.2m 1998 Nonstatutory Option Plan, adopted February 10, 1998, authorizing 500,000 shares of Common Stock for issuance pursuant to the Plan.

              10.1.3m 1999 Incentive and Nonstatutory Option Plan, adopted June
                      2,  1999,   authorizing  1,000,000  of  Common  Stock  for
                      issuance pursuant to the Plan.

              10.2.1 dIndustrial Lease, dated March 9, 1995, by and between I-90 Lake Place II Limited Partnership, as landlord, and the Company, as tenant.

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

              10.3.5d Software Purchase Agreement, dated November 10, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

              10.3.6d Software Purchase Agreement, dated December 22, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

              10.4.1b Reseller Agreement, dated January 3, 1992, by and between
                      WestPoint Creative Ltd. and the Company.

              10.4.2b Reseller Agreement, dated December 31, 1991, by and between CPS Computer Distribution GmbH and the Company.

              10.4.3b Reseller Agreement, dated February 13,1992,  by and between Walop Electronics B.V. and the Company.

              Exhibit No.           Description

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

              10.6.8a OEM License Agreement, dated May 20, 1994, by and between
                      I-O Data Devices and the Company.

              10.6.9e OEM License Agreement, dated March 6, 1995, by and between
                      Genoa Systems Corporation and the Company.

              10.6.10eOEM License Agreement, dated June 2, 1995, by and between
                      Acer America  Corporation  and the  Company.

              10.6.11eOEM License Agreement, dated June 5, 1995, by and between
                      NEC Technologies, Inc. and the Company.

              10.7.1eAsset Purchase and Sale Agreement by and among Midisoft
                     Corporation, Ask Me Multimedia, Inc. and Michael O'Donnell dated April 14, 1995.
              ------------------

              a Incorporated by reference from the Company's Registration Statement on Form SB-2
                      (S.E.C. File No. 33-80064).
              b Incorporated by reference from the Company's Registration Statement on Form SB-2
                      (S.E.C. File No. 33-62468-5).
              c       Incorporated  by reference  from the Company's Form 10-KSB filed March 30, 1994 (S.E.C. File No. 000-22172).
              d       Incorporated  by reference  from the Company's Form 10-KSB filed April 13, 1995 (S.E.C. File No. 000-22172).
              e       Incorporated by reference from the Company's Form 10-KSB/A filed August 4, 1995 (S.E.C. File No. 000-22172).
              f       Incorporated  by reference  from the Company's Form 10-KSB filed April 15, 1997 (S.E.C. File No. 000-22172).
              g       Incorporated by reference from the Company's Form 10-KSB/A filed June 20, 1997 (S.E.C. File No. 000-22172).
              h       Incorporated  by reference  from the Company's Form 10-QSB filed November 12, 1997 (S.E.C. File No. 000-22172).
              i       Incorporated  by  reference  from the  Company's  Form 8-K filed January 9, 1997 (S.E.C. File No. 000-22172).
              j       Incorporated  by  reference  from the  Company's  Form 8-K filed November 3, 1997 (S.E.C. File No. 000-22172).
              k       Incorporated  by reference  from the Company's Form 10-KSB filed April 15, 1998 (S.E.C. File No. 000-22172).
              l       Incorporated  by reference  from the Company's Form 10-QSB filed August 14, 1998 (S.E.C. File No. 000-22172).
              m       Incorporated by reference from the Company's Form 10-QSB
                      filed August 14, 1999
                      (S.E.C. File No. 000-22172).

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           recordLab Corporation
                                               (Registrant)


Date: April 14, 2000                       By:  /S/ LARRY D. FOSTER
                                           Larry Foster, Chairman of the Board,
                                           President and Chief Executive Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                Date


__/S/ LARRY D. FOSTER______      Chairman of the Board,          April 14, 2000
Larry D. Foster                  President and Chief Executive
                                 Officer


__/S/ GARY M. CULLY________      Vice President, Finance,        April 14, 2000
Gary M. Cully                    Chief Financial Officer and
                                 Principal Accounting Officer


__/S/ JOHN BAUER__________       Director                        April 14, 2000
John Bauer

__/S/ MARK CHASAN________        Director                        April 14, 2000
Mark Chasan

__________________________       Director                        April 14, 2000
Dalton Kaye

__/S/ MICHAEL LLOYD_______       Director                        April 14, 2000
Michael Lloyd

__/S/ MARSHA MURRY_______        Director                        April 14, 2000
Marsha Murry

__/S/ ROBERT ORBACH  ____        Director                        April 14, 2000
Robert Orbach