Form 10KSB/A
period 1999-12-31
MIDISOFT CORPORATION
filed 2000-04-28
CIK 882692

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $574,497.

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

Item 2.    Description of Property...........................................8

Item 3.    Legal Proceedings.................................................8

Item 4.    Submission of Matters to a Vote of Security Holders...............9


                                     Part II

Item 5.    Market for Common Equity and Related Shareholder Matters.........10

Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................10

Item 7.    Financial Statements.............................................18

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................39


                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................39

Item 10.   Executive Compensation...........................................40

Item 11.   Security Ownership of Certain Beneficial Owners and Management...42

Item 12.   Certain Relationships and Related Transactions...................44

Item 13.   Exhibits List and Reports on Form 8-K............................44


SIGNATURES..................................................................48

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

Item 3.       LEGAL PROCEEDINGS

In 1997, an entity ("Claimant") which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregated in excess of $1 million. The parties reached an agreement in July 1998 outside of arbitration. In exchange for the mutual release of all claims and counterclaims, the Company agreed to provide total consideration of $420,000, $25,000 in cash and the remainder comprised of forgiveness of $112,000 in debt and issuance of approximately 633,000 recordLab common shares. The Company agreed to file a registration statement for these shares within 30 days after final authorization by the shareholders in 1998, but has not filed the registration statement as of this date. Payments totaling $20,000 have been made. The debt of $112,000 has been fully reserved and expense of $283,000 for the additional common shares has been booked as of December 31, 1998. recordLab agreed to remove restrictive legends on 166,667 of previously issued shares. The Company believes that the Claimant's subsequent actions nullified this agreement. In July 1999 the Company demanded the return of all consideration. In December 1999 the Company cancelled the 633,000 shares previously issued and reserved the $269,000 related to the value of those shares. recordLab has petitioned the court to dismiss the case. The Company intends to vigorously defend against the claim and to pursue collection.

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

Current assets decreased $299,000 to $311,000 at December 31, 1999 from $610,000 at the end of 1998. The decrease was due to reductions of cash, accounts receivable, inventories and prepaid expenses. Long term assets increased $555,000 to $922,000 at December 31, 1999 from $367,000 at the end of 1998. This increase resulted largely from capitalization of website development costs for recordLab.com and debt issuance costs. Current liabilities totaled $3.2 million at December 31, 1999, an increase of $1.4 million from the balance at December 31, 1998 of $1.8 million. The increase was due to a new note payable of $1.5 million and the cancellation of shares in a settlement being reserved for $269,000, which was partially offset by a decrease of $100,000 in accrued expenses and the conversion of a $250,000 note to common stock. Long term debt and warrant obligations were eliminated as the debt was converted to common stock and the warrant was exercised. Shareholders' deficit increased $1.7 million to negative $2 million at December 31, 1999 from a negative $3.1 million at the end of 1998. The change in equity resulted from a net loss recorded in 1999 of $6.3 million, offset by approximately $4.9 million in additions to common stock from the sale for $1 million, $3.5 million of debt converted to common stock, cancellation of common stock issued for $269,000 in a settlement and $400,000 issued for the exercise of options and warrants and for payment for services and accounts payable.

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

In April 2000 the Company's largest shareholder loaned the Company $120,000 on a promissory note bearing interest at 8% per annum payable in full on or before August 29, 2000. All unpaid principal and interest shall bear interest of 13% per annum after that date until all outstanding principal and interest are paid in full.

In April 2000 the Company's Board of Directors elected Dalton Kaye as Chairman of the Board and Larry Foster as Vice-Chairman. Mr. Kaye and Mr. Foster's business experience is detailed in Part III, Item 9, below.

--------------------------------------------------------------------------------


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

   2.   Significant Accounting Policies:

            Revenue recognition

            Revenue from products licensed to original  equipment  manufacturers
            (OEMs) consisting of one-time license fees and contracts for minimum advances against future unit licenses are recognized when the criteria for fixed fee revenue recognition under Statement of Position No. 97-2, Software Revenue Recognition, (SOP 97-2) are satisfied. These criteria include, but are not limited to, delivery of the software master, the Company's lack of other significant obligations to the customer and a determination that collectibility of the amount due is probable. Revenues on contracts which do not meet the fixed fee revenue recognition criteria in SOP 97-2 are included in deferred revenue in the accompanying balance sheet and are recognized as revenue on the installment basis as payments are received or until the Company has no significant obligations. Additional royalty use or unit copy royalty fees are recognized when they are earned pursuant to the license agreements and upon notification of shipment and

   2.   Significant Accounting Policies, Continued:

            Revenue recognition, continued

            payment from the OEMs. Revenue from sales to distributors, other resellers and end users, net of a provision for anticipated returns, is recognized when the products are shipped, or upon receipt of payment if an estimate for anticipated returns cannot reasonably be made. The allowance for returns is evaluated each quarter taking into consideration, among other things, known return requests from distributors, anticipated return requests based on the distributor's rate of product sale, returns due to product upgrades and historical distributor return patterns.

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

   2.   Significant Accounting Policies, Continued:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

Terms expire 2000:

JOHN H. BAUER (age 59) has been a director of the Company since March 1997. Since May 1994, Mr. Bauer has served as Executive Vice President of Nintendo of America Inc., a manufacturer and distributor of video games and products. From 1979 to 1994, he served as Managing Partner of the Northwest Group and the Seattle office of Coopers & Lybrand. Mr. Bauer serves on the board of Multiple Zones International, Inc. (MZON).

MARK S. CHASAN (age 41) has been a director of the Company since November 1999. He has served as Chief Executive Officer of LifeResort Corporation since June 1999. From February 1999 until June 1999, Mr. Chasan served as Executive Vice President of GoodNoise/Emusic.com (Nasdaq: EMUS) and as Chairman and Chief Executive Officer of Creative Fulfillment, Inc., dba Emusic from April 1995 to February 1999. Prior to that, Mr. Chasan owned and practiced law as Chasan & Associates from July 1985 through August 1998 in California in the areas of business, computer and entertainment law. Mr. Chasan is a director designee of BP Software.

Term expires 2001:

LARRY D. FOSTER (age 54) has been a director of the Company since May 1995. He has served as the Company's President and Chief Operating Officer since September 1995 and as the Company's Chief Executive Officer and Chairman of the Board since March 1996 through April 2000, at which time his term as Vice-Chairman began. From November 1992 until July 1995, Mr. Foster served as President and Chief Executive Officer of Remote Input Solutions, Inc. Prior to that, Mr. Foster was the founder and Chief Executive Officer of genSoft Corporation. From February 1985 to August 1990, he was Senior Vice President of Merchandising for Egghead Software.

MICHAEL LLOYD (age 50) has been a director of the Company since November 1999. He is a record producer with 37 years experience in the music industry. He has scored and supervised music productions for thirty-eight feature motion pictures, eleven television specials and twenty-seven television series and has received over 100 gold and platinum record awards. Mr. Lloyd is a director designee of BP Software.

MARSHA MURRY (age 52) has been a director of the Company since July 1993. Ms. Murry is the principal of Accelerated Edge, a privately held consulting firm, which she founded in January 1981. From May 1992 to August 1994, she was Strategic Product Manager for Autodesk, Inc. Ms. Murry served as Vice President of Marketing and Business Development of the Company from February 1988 to August 1990. Ms. Murry served as Secretary of the Company from February 1989 to July 1991 and from December 1997 to the present.

Terms expire 2002:

DALTON KAYE (age 37) has been a director of the Company since November 1999 and was elected Chairman in April 2000. He has served as Chief Executive Officer and Partner of Churchill & Kaye, LP residential and commercial developers and has served as Chairman of D. M. Kay & Sons, a transportation subsidiary since 1998. From 1989 until 1998 Mr. Kaye was with Dell Computer Corporation, serving in various positions including Treasurer and Vice President of Finance for Europe, Middle East and Africa. Prior to this, Mr. Kaye served as Assistant Treasurer with Commodore Computer Corporation. From 1983 until 1988 Mr. Kaye served in various treasury management positions with Electronic Data Systems (NYSE: EDS), including a two year assignment in Europe as Manager of the Belgium Coordination Center. Mr. Kaye is a director designee of BP Software.

ROBERT ORBACH (age 47) has been a director of the Company since July 1998. He is the President and founder of B.Orbach Inc., which was founded in May 1990 to establish and create strategic alliances for technology companies. Working with start-up and established companies, Mr. Orbach has developed business relationships and technology licensing as well as funding and marketing activities. Mr. Orbach serves as a director of eSynch Corporation (ESYN). From 1992 to 1995, Mr. Orbach was a founding board member of Digital Pictures, Inc. based in San Mateo, CA. Six months after Mr. Orbach resigned from its board, Digital Pictures filed for protection under Chapter 11 of the bankruptcy code.

Executive Officers

The executive officers of the Company, and their ages and positions as of April 2000 are as follows:

Name             Age      Position

Larry Foster      54      President, Chief Executive Officer and Vice-Chairman
                          of the Board of Directors

Gary Cully        49      Vice President, Finance and Chief Financial Officer

For information regarding Mr. Foster's business experience see "--Directors --."

GARY M. CULLY (age 49) Vice President, Finance and Chief Financial Officer joined the Company in January 1998. For two years prior to joining the Company, Mr.Cully consulted with Mentor Graphics,a publicly held developer of electronic design automation software, in M&A integration and information technology. Mr. Cully was Chief Financial Officer of Prism Group, Inc. from 1994 to 1996. After Mr. Cully's departure, some subsidiaries of Prism filed for protection under Chapter 7 of the bankruptcy code and the company ceased all operations. Mr. Cully was also Chief Financial Officer of Omega Environmental where his primary focus areas were financial controls, M&A evaluation and setting up operations in Latin America. Previously, Mr. Cully held financial management and information technology positions with Tektronix, Inc., a publicly held developer and manufacturer of computer peripherals and scientific instrumentation.

ITEM 10.   EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to compensation paid by the Company for the fiscal year ended December 31, 1999 and for the prior two fiscal years to (i) the Company's Chief Executive Officer and
(ii) its other executive officer whose cash compensation exceeded $100,000 for services performed during that fiscal year.

                                                  Summary Compensation Table
                                                                              Long-Term
                                                                             Compensation
                                      Annual Compensation                       Awards
                               -------------------------------------    --------------------------
                                                                        Securities
Name & Principal                                      Other Annual      Underlying    All Other
    Position            Year   Salary($)   Bonus($)   Compensation($)   Options(#)  Compensation($)

Larry D. Foster,        1999   $135,000         --            --          100,000           --
   President,  Chief    1998   $133,750    $33,678            --                0           --
   Executive Officer    1997   $120,000         --            --          150,000           --
   & Vice-Chairman

Gary M. Cully,          1999   $107,800         $0            --           50,000           --
   Vice President,      1998   $103,372         $0            --           50,000           --
   Finance & Chief
   Financial Officer


Grants of Stock Options

         The following table sets forth certain information regarding stock options granted during the fiscal year ended December 31, 1999 to executive officers of the Company whose compensation in 1999 exceeded $100,000.


                             Option Grants in Last Fiscal Year
                                     Individual Grants

                  Number of          % of Total Options
             Securities Underlying  Granted to Employees  Exercise   Expiration
Name          Options Granted (#)      in Fiscal Year    Price($/Sh)    Date
-----------   ------------------       --------------    ----------  ----------
Larry D. Foster (1) 100,000                 12%           $0.9060    04/06/2009

Gary M. Cully (2)    50,000                  6%           $0.8125    08/17/2009


(1)      The option was fully vested upon grant.
(2)      The option vests 25% per year on the option anniversary date.

Exercises of Stock Options and Year-End Values

         The following table sets forth certain information regarding stock options exercised during the fiscal year ended December 31, 1999 and options held as of December 31, 1999 by executive officers of the Company whose compensation in 1999 exceeded $100,000.

  Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values


                                                Number of Securities        Value of  Unexercised
                                            Underlying Unexercised Options  In-the-Money Options
                                                at December 31, 1999        at December 31, 1999
                    Shares                   --------------------------  --------------------------
                 Acquired on      Value
Name             Exercise (#)  Realized ($)  Exercisable  Unexercisable  Exercisable  Unexercisable
----             ------------  ------------  -----------  -------------  -----------  -------------
Larry D. Foster          0          $0         306,250         43,750     $520,338       $ 76,563
Gary M. Cully            0          $0          12,500         87,500     $ 21,094       $147,656


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

Section 16(a) Beneficial Ownership reporting compliance

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

To the Company's knowledge,based upon review of reports furnished to the Company, and written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a), its officers and directors, and all of the persons known to own more than ten percent of the Common Stock, complied with all filing requirements applicable to them under Section 16(a) during 1999.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as April 24, 2000 concerning beneficial ownership of the Common Stock by (i) persons known by the Company to beneficially own 5% or more of the outstanding Common Stock, (ii) each director,
(iii) each executive officer, and (iv) all executive officers and directors of the Company as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

                                                    Shares
                                                 Beneficially        Percent of
         Name and Address                            Owned              Class

         Larry D. Foster (1)                       437,500             2.58%
              c/o recordLab Corporation
              1605 NW Sammamish Road
              Suite 205
              Issaquah, WA  98027

         Gary M. Cully (2)                          25,000              *
              c/o recordLab Corporation
              1605 NW Sammamish Road
              Suite 205
              Issaquah, WA  98027

         John H. Bauer (3)                         100,000              *
              c/o Nintendo of America, Inc.
              4820 150th Avenue NE
              Redmond, WA  98052

         Mark S. Chasan (4)                         65,000              *
              c/o LifeResort
              21414 Arcos Drive
              Woodland Hills, CA  91364

         Dalton Kaye (5)                           360,000             2.12%
              c/o  Churchill  & Kaye LLP
              1111 North IH 35,  Suite 220
              Round Rock, TX 78664

         Michael Lloyd (6)                         115,000              *
              532 Colorado Avenue
              Santa Monica, CA  90401

         Marsha Murry(7)                           193,161             1.15%
              c/o recordLab Corporation
              1605 NW Sammamish Road
              Suite 205
              Issaquah, WA  98027

         Robert Orbach (8)                          97,500              *
              c/o Orbach Inc.
              1262 E. 31st Street
              Brooklyn, NY  11210

         B. P. Software, Ltd. (9)               12,425,104            60.85%
              15851 Dallas Parkway, St. 1120
              Dallas, Texas  75248

         All directors and executive officers
              as a group (eight persons)(10)     1,393,161             7.79%

*        Less than 1%.

---------------------------

(1) Includes 337,500 shares issuable upon exercise of options that are exercisable within 60 days.

(2) Includes 25,000 shares issuable upon exercise of options that are exercisable within 60 days.

(3) Includes 100,000 shares issuable upon exercise of options that are exercisable within 60 days.

(4) Includes 65,000 shares issuable upon exercise of options that are exercisable within 60 days.

(5) Includes 60,000 shares issuable upon exercise of options that are exercisable within 60 days and includes 300,000 shares issuable upon exercise of warrants that are exercisable within 60 days.

(6) Includes 115,000 shares issuable upon exercise of options that are exercisable within 60 days.

(7) Includes 132,000 shares issuable upon exercise of options that are exercisable within 60 days.

(8) Includes 97,500 shares issuable upon exercise of options that are exercisable within 60 days.

(9) Includes 3,778,050 shares issuable upon exercise of warrants that are exercisable within 60 days.

(10) Includes 932,000 shares issuable upon exercise of options that are exercisable within 60 days and includes 300,000 shares issuable upon exercise of warrants that are exercisable within 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April and June 1999, Ms. Murry, a Director, was issued options for 25,558 and 34,442 shares, respectively, for consulting services performed in 1998. Also in 1999, Accelerated Edge, a firm in which Ms. Murry is the principal, was paid $44,583.35 for consulting services performed in 1998 and 1999.

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

Mr. Kaye, a Director, was granted options for 300,000 shares of common stock in October 1999 in consideration for becoming a guarantor of one of the Company's lines of credit. Mr. Kaye was subsequently elected Chairman of the Board of Directors.

Mr. Lloyd, a Director, was granted options for 10,000 shares of common stock in August 1999 in consideration for his first year of service on the Company's Advisory Board. In September 1999 Mr. Lloyd was granted options for 50,000 shares of common stock in consideration for consulting services.

Mr. Chasan, a Director, was granted options for 10,000 shares of common stock in August 1999 in consideration for his first year of service on the Company's Advisory Board. In April 2000 Mr. Chasan agreed to perform consulting services for the Company for sixty days. Compensation has not yet been determined.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements:  The following are filed as a part of this report
    under ITEM 7.                                                           Page

    Report of PricewaterhouseCoopers LLP......................................18

    Balance Sheets - At December 31, 1999 and 1998............................19

    Statements of Operations-For the Years Ended December 31, 1999 and 1998...20

    Statements of Changes in Shareholders' Deficit-For the Years Ended
    December 31, 1999 and 1998................................................21

    Statements of Cash Flows-For the Years Ended December 31, 1999 and 1998...22

    Notes to Financial Statements-For the Years Ended December 31, 1999
    and 1998..................................................................23


(b) Reports on Form 8-K.

    None

(c) Exhibits. The following exhibits are filed as part of this report:

    Exhibit   Description
      No.
    3.1.1 a   Articles of Incorporation of the Company as filed on September 23,
              1986 with the Secretary of State of the State of Washington.

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

    4.3  h    Form of Securities Purchase Agreement dated October 28, 1997

    4.4  h    Form of Registration Rights Agreement dated October 28, 1997

    4.5  k    Form of Debenture dated October 28, 1997

    4.6  l    Form of amendment to the Securities Purchase Agreement dated
              June 15, 1998

    10.1.1 b Combined Incentive and Nonstatutory Stock Option Plan, adopted February 22, 1989, and as amended April 30, 1994 and September 28, 1994, authorizing 1,200,000 shares of Common Stock for issuance pursuant to the combined Plan.

    10.1.2 m 1998 Nonstatutory Option Plan, adopted February 10, 1998, authorizing 500,000 shares of Common Stock for issuance pursuant to the Plan.

    10.1.3 m 1999 Incentive and Nonstatutory Option Plan, adopted June 2, 1999, authorizing 1,000,000 of Common Stock for issuance pursuant to the Plan.

    10.2.1 d Industrial Lease, dated March 9, 1995, by and between I-90 Lake Place II Limited Partnership, as landlord, and the Company, as tenant.

    10.3.1 b Software License Agreement, dated June 4, 1994, by and between Music Technology Associates and the Company.

    10.3.2 b Software Rights Purchase Agreement, dated May 5, 1994, by and between Music Technology Associates and the Company.

    10.3.3 c Software License Agreement, dated August 6, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

    10.3.4 a Software Purchase Agreement, dated April 15, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

    10.3.5 d Software Purchase Agreement, dated November 10, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

    Exhibit   Description
      No.
    10.3.6 d  Software Purchase Agreement, dated December 22, 1994 by and between Dennis McMahon d/b/a Asystem, and the Company.

    10.4.1 b Reseller Agreement, dated January 3, 1992, by and between WestPoint Creative Ltd. and the Company.

    10.4.2 b Reseller Agreement, dated December 31, 1991, by and between CPS Computer Distribution GmbH and the Company.

    10.4.3 b Reseller Agreement, dated February 13, 1992, by and between Walop Electronics B.V. and the Company.

    10.5.1 b Distribution Agreement, dated August 26, 1992, by and between Merisel, Inc. and the Company.

    10.5.2 b Distribution Agreement, dated July 14, 1992, by and between Ingram Micro Inc. and the Company.

    10.6.1 b OEM License Agreement, dated August 26, 1992, by and between MPC (Distribution) Ltd. and the Company.

    10.6.2 b OEM License Agreement, dated January 8, 1994, by and between Ad Lib Multimedia Inc. and the Company.

    10.6.3 b OEM License Agreement, dated October 26, 1994 by and between Media Vision Corporation

    10.6.4 b Form of OEM License Agreement between various OEM licensees and the Company.

    10.6.5 a OEM License Agreement, dated May 10, 1994, by and between International Business Machines and the Company.

    10.6.6 a OEM License Agreement, dated May 17, 1994, by and between Gateway 2000 and the Company.

    10.6.7 a OEM License Agreement, dated May 20, 1994, by and between ASCII Corporation and the Company.

    10.6.8 a OEM License Agreement, dated May 20, 1994, by and between I-O Data Devices and the Company.

    10.6.9 e OEM License Agreement, dated March 6, 1995, by and between Genoa Systems Corporation and the Company.

    10.6.10 e OEM License Agreement, dated June 2, 1995, by and between Acer America Corporation and the Company.

    10.6.11 e OEM License Agreement, dated June 5, 1995, by and between NEC Technologies, Inc. and the Company.

    10.7.1 e Asset Purchase and Sale Agreement by and among Midisoft Corporation, Ask Me Multimedia, Inc. and Michael O'Donnell dated April 14, 1995.
              ------------------

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


                                           recordLab Corporation
                                                (Registrant)


Date: April 28, 2000                       By:  /S/ LARRY D. FOSTER
                                           Larry Foster,   Vice-Chairman,
                                           President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                    Date


                         Chairman of the Board
Dalton Kaye

/S/ LARRY D. FOSTER      Vice-Chairman of the Board,          April 28, 2000
Larry D. Foster          President and Chief Executive Officer

/S/ GARY M. CULLY        Vice President, Finance,             April 28, 2000
Gary M. Cully            Chief Financial Officer and
                         Principal Accounting Officer

/S/ JOHN BAUER           Director                             April 28, 2000
John Bauer

/S/ MARK CHASAN          Director                             April 28, 2000
Mark Chasan

/S/ MICHAEL LLOYD        Director                             April 28, 2000
Michael Lloyd

/S/ MARSHA MURRY         Director                             April 28, 2000
Marsha Murry

                         Director
Robert Orbach