Form 10QSB
period 2000-03-31
MIDISOFT CORPORATION
filed 2000-05-22
CIK 882692

-------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2000
                                       or

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

                 Common stock, no par value; shares outstanding;
                          16,642,291 as of May 16, 2000
                              recordLab CORPORATION
                              INDEX TO FORM 10-QSB


                                                                           Page
                                     PART I
                             FINANCIAL INFORMATION

Item 1.       Financial Statements..........................................  3

              a)      Balance Sheets - March 31, 2000 and December 31, 1999

              b) Statements of Operations - For the Three Months Ended March 31, 2000 and 1999

              c) Statements of Cash Flows - For the Three Months Ended March 31, 2000 and 1999

              d)      Notes to Financial Statements

Item 2.       Management's Discussion and Analysis or
              Plan of Operation ............................................  7


                                     PART II

                                OTHER INFORMATION

Item 1.       Legal Proceedings............................................. 13

Item 2.       Changes in Securities and Use of Proceeds..................... 13

Item 3.       Defaults Upon Senior Securities .............................. 13

Item 4.       Submission of Matters to a Vote of Security Holders .......... 14

Item 5.       Other Information............................................. 14

Item 6.       Exhibits and Reports on Form 8-K ............................. 14


SIGNATURE................................................................... 15

ITEM 1.  Financial Statements

                            recordLab CORPORATION
                               BALANCE SHEETS

                                   ASSETS
                                             At March 31,      At December 31,
                                                 2000               1999
                                             (Unaudited)
                                            --------------     --------------
Current assets:
  Cash and cash equivalents                     $ 153,000          $ 198,000
  Accounts receivable - net of allowances          98,000             63,000
  Inventories                                      34,000             38,000
  Prepaid expenses and other assets                37,000             12,000
                                            --------------     --------------
    Total current assets                          322,000            311,000
Property & equipment, net of accumulated
  depreciation of $1,093,000 and $1,010,000,
  respectively                                    574,000            476,000
Debt issuance costs, net of accumulated
  amortization of $1,216,000 and $770,000,
  respectively                                          -            446,000
                                            --------------     --------------
Total assets                                    $ 896,000        $ 1,233,000
                                            ==============     ==============


                      LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities:
  Trade accounts payable                      $ 1,295,000        $ 1,199,000
  Note payable - line of credit,
    net of discount                             2,000,000          1,500,000
  Current portion of long-term debt                     -                  -
  Accrued wages & payroll taxes                   124,000            118,000
  Other accrued expenses                          522,000            414,000
  Deferred revenue                                  6,000              6,000
                                            --------------     --------------
    Total current liabilities                   3,947,000          3,237,000

Comitments and contingencies                            -                  -

Shareholders' (deficit) equity
  Common stock, no par value; 50,000,000
    shares authorized, 16,836,000 issued
    and outstanding in 2000 and 7,251,000
    issued and outstanding in 1999             25,858,000         25,121,000
  Additional paid-in capital                    6,175,000          5,885,000
  Deferred stock compensation                    (100,000)          (162,000)
  Notes receivable from shareholders             (109,000)          (109,000)
  Accumulated deficit                         (34,875,000)       (32,739,000)
                                            --------------     --------------
    Total shareholders' deficit                (3,051,000)        (2,004,000)
                                            --------------     --------------
Total liabilities and shareholders'deficit      $ 896,000        $ 1,233,000
                                            ==============     ==============


                 See accompanying notes to financial statements.

                             recordLab CORPORATION
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     Quarter Ended
                                                        March 31,
                                            ---------------------------------
                                                 2000               1999
                                            --------------     --------------
Revenues                                         $ 55,000          $ 133,000
Cost of revenues                                   12,000             41,000
                                            --------------     --------------
Gross profit                                       43,000             92,000

Operating expenses:
  Sales and marketing                             120,000            203,000
  General and administrative                      808,000            357,000
  Research and development                        647,000            101,000
                                            --------------     --------------
    Total operating expenses                    1,575,000            661,000

Operating loss                                 (1,532,000)          (569,000)
Interest expense                                 (500,000)          (240,000)
Other expense                                    (103,000)            (7,000)
                                            --------------     --------------
Net loss                                     $ (2,135,000)         $(816,000)
                                            ==============     ==============

Net loss per share (basic)                        $ (0.13)           $ (0.11)
                                            ==============     ==============

Net loss per share (diluted)*                     $ (0.13)           $ (0.11)
                                            ==============     ==============
* Common stock equivalents not included, as it would be anti-dilutive

Weighted average shares outstanding            16,592,000          7,251,000
                                            ==============     ==============


              See accompanying  notes to financial statements.

                            recordLab CORPORATION
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Quarter Ended
                                                        March 31,
                                            ---------------------------------
                                                 2000               1999
                                            --------------     --------------
Cash flows used for operations:
  Net loss                                   $ (2,135,000)        $ (816,000)
                                            --------------     --------------
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation & amortization                  82,000             23,000
      Non-cash interest and other expenses        290,000            250,000
      Amortization of debt issuance costs         446,000                  -
      Deferred stock compensation                  62,000                  -
    (Increase) decrease in assets:
      Accounts receivable, net                    (35,000)            89,000
      Inventories                                   4,000              2,000
      Prepaid expenses & other assets             (25,000)             3,000
    Increase (decrease) in liabilities:
      Trade accounts payable                       96,000            271,000
      Accrued wages & payroll taxes                 6,000              1,000
      Other accrued expenses                      108,000           (179,000)
      Deferred revenue                                  -                  -
                                            --------------     --------------
        Total adjustments                       1,034,000            460,000
                                            --------------     --------------
Net cash used by operationing activities       (1,101,000)          (356,000)
                                            --------------     --------------
Cash flows used for investing:
  Additions to property & equipment              (181,000)                 -
                                            --------------     --------------
        Net cash used for investing              (181,000)                 -
                                            --------------     --------------
Cash flows from financing:
  Issuance of common stock                        737,000                  -
  Proceeds from borrowings on note
    payable to bank                               500,000                  -
  Proceeds from issuance of long-term debt
    and warrants, net of debt issue costs               -            225,000
                                            --------------     --------------
        Net cash provided by financing          1,237,000            225,000
                                            --------------     --------------

Net change in cash and cash equivalents           (45,000)          (131,000)
Cash and cash equivalents, beginning of year      198,000            270,000
                                            --------------     --------------
Cash and cash equivalents, end of period        $ 153,000          $ 139,000
                                            ==============     ==============

               See accompanying notes to financial statements.

                              recordLab CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Interim Financial Information

         The condensed financial statements included herein have been prepared by recordLab Corporation (the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the results for the interim periods presented. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's 1999 audited financial statements included in its Annual Report on Form 10-KSB/A filed April 28, 2000.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full calendar year.

Going Concern

The Company has incurred substantial operating losses during the past several years and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty. For further discussion see Management's Discussion and Analysis or Plan of Operation.

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


Accounts Receivable and Major Customer Information

         Accounts receivable from Original Equipment Manufacturers (OEM) and other resellers are summarized as follows:


                                                  March 31,     December 31,
                                                    2000            1999

      OEM                                         $ 8,000           $ 7,000
      Resellers and other                         582,000           548,000
                                            --------------     --------------
        Subtotal                                  568,000           555,000
      Less:  Allowance for doubtful accounts      (22,000)          (22,000)
             Allowance for sales returns         (470,000)         (470,000)
                                            ==============     ==============
      Total accounts receivable                  $ 98,000          $ 63,000
                                            ==============     ==============

         Accounts receivable consists principally of amounts due from OEMs and reseller customers for licensing fees, royalties and direct sales of products. OEM customer payment terms typically are one year in duration and require payments to be made in quarterly installments. At March 31, 2000 and December 31, 1999, OEM accounts receivable amounts not yet due were $0, equal to 0% of total OEM receivables. Reseller payment terms typically are standardized and similar to those given software distributors. At March 31, 2000, reseller accounts receivable amounts not yet due were $0, equal to 0% of total reseller receivables compared to $1,000, equal to 1% at December 31, 1999.

         The Company's primary credit concentrations involve domestic and foreign OEM and reseller customers. Domestic customers comprised $560,000 of accounts receivable at March 31, 2000, compared to $526,000 at December 31, 1999. Foreign customers comprised $8,000 of accounts receivable at March 31, 2000 compared to $0 at December 31, 1999.

Income Taxes

         No income taxes are payable at March 31, 2000, the result of the Company's year-to-date loss and the result of Federal net operating losses through December 31, 1999 of approximately $30.5 million that may reduce taxes due in future periods and expire beginning in 2008. In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carry-forward. As a result of investment and conversion of convertible debt to equity totaling $3.2 million, a 50% or more ownership change has occurred.

Inventories

Inventories are summarized as follows:

                                               March 31,        December 31,
                                                 2000               1999

Raw materials                                    $ 29,000           $ 17,000
Finished goods                                     10,000             27,000
Less:  Allowance for obsolescence                  (5,000)            (6,000)
                                            --------------     --------------
      Total inventories                          $ 34,000           $ 38,000
                                            ==============     ==============

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for the year ending December 31, 2001. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) which must be adopted by the Company by June 30, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company is currently reviewing the requirements of SAB 101 and assessing its impact on the Company's financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S EXPECTATIONS, PLANS, OBJECTIVES AND BELIEFS. THESE STATEMENTS USE SUCH WORDS AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "PLAN," AND OTHER SIMILAR TERMINOLOGY. ACTUAL RESULTS COULD DIFFER MATERIALLY DUE TO CHANGES IN THE MARKET ACCEPTANCE OF RECORDLAB PRODUCTS, MARKET INTRODUCTION OR PRODUCT DEVELOPMENT DELAYS, GLOBAL AND LOCAL BUSINESS CONDITIONS, LEGISLATION AND GOVERNMENTAL REGULATIONS, COMPETITION, THE COMPANY'S ABILITY TO EFFECTIVELY MAINTAIN AND UPDATE ITS PRODUCT PORTFOLIO,
SHIFTS IN TECHNOLOGY, POLITICAL OR ECONOMIC INSTABILITY IN LOCAL MARKETS, AND CURRENCY AND EXCHANGE RATES. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THIS DISCUSSION SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED IN THIS FORM 10-QSB.

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

         In the fourth quarter of 1999, the Company announced sweeping changes in its business and revealed a new corporate identity and strategies that deploy its proprietary music creation technology, and complimentary services and products, over the Internet. The Company's core customer focus continues to be the amateur and non-professional musician and aspiring artist. In order to implement this change in strategy, recordLab diverted marketing resources from traditional sales channels to invest in website infrastructure development and product technology engineering. These changes have had the effect of removing the Company's products from the computer/software retail channel, which has been the source of most of the Company's revenue since its founding in 1986. The withdrawal from this channel has resulted in a significant reduction in revenues.

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

         The Company's core strategy is to create THE platform for amateur creation of original musical content on the Internet. recordLab.com will provide music authoring software, craft enhancement seminars and career development services that allow amateur musicians to produce and improve their music. Presented as a community-based online "laboratory," recordLab.com will provide members with: 1] access to expert knowledge of those practicing specific crafts within the music industry; and 2] the Company's technology that aims to simplify the process of recording, editing, printing and distributing their music. The Company believes that these are the keys to enabling amateur musicians to contribute original artistic content and to creating communities of interest. This in turn, creates a platform for the Company to deliver a number of additional complimentary services to amateur musicians. The Company believes that this strategy establishes significant differentiation between the Company and its competition.

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

         The Company's revenues include sales of software, software licenses and services, less returns. Cost of revenues includes the costs of manuals, diskettes and duplication, packaging materials, assembly, paper goods, shipping and amortization of purchased software technology and capitalized software and website development costs. Cost of revenues as a percentage of sales is lower for OEM sales than for distributor and direct sales because few direct costs are involved. Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, customer service and technical support costs and advertising and promotion expenses. General and administrative expenses consist of salaries of administrative personnel, legal and accounting costs and general operating expenses including rent and insurance. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts.
         Revenues from sales to distributors and resellers and direct sales are recognized when products are shipped. The Company's software sales agreements generally do not involve any significant obligations to customers subsequent to delivery. Revenues from products licensed to OEMs, consisting of one-time license fees, are recognized at the time the software master is delivered and when the criteria for fixed fee revenue recognition under Statement of Position No. 97-2 "Software Revenue Recognition" are satisfied. Additional royalty use or unit copy royalty fees are recognized when they are received pursuant to license agreements upon notification of shipment from OEMs.

Comparison of Three months ended March 31, 2000 and 1999

         Revenues for the three months ended March 31, 2000 were $55,000, a decrease of $78,000, compared to $133,000 for the same period in 1999. Sales to software distributors and resellers, together with direct sales were $55,000, representing 100% of revenues in the three months ended March 31, 2000, compared to $40,000 which represented 30% of revenues for the same period in 1999. OEM sales were $1,000 and $93,000 representing 2% and 70% for the same periods respectively. International sales accounted for 0% of the Company's revenues for the three months ended March 31, 2000 and 11% in 1999. The reduction in revenues is the result of the Company's decision to redirect resources from the computer/software retail channel to the development of the web based business.

         Gross profit for the three months ended March 31, 2000 was $43,000, a decrease of $49,000, compared to $92,000 for the same period in the prior year. As a percentage of revenues, gross margin increased to 78% in the three months ended March 31, 2000 from 69% in 1999. The Company's musical instrument retail channel, direct sales and internet downloads have resulted in significantly lower product returns and the associated inventory writedowns.

         Sales and marketing expenses for the three months ended March 31, 2000 were $120,000, a decrease of $83,000, compared to $203,000 for the same period in the prior year. This decrease is due primarily to the reduction of costs associated with the computer/software retail channel during the three months ending March 31, 2000. As a percentage of revenues, sales and marketing expenses increased to 218% in the three months ended March 31, 2000 from 153% for the same period in 1999. This increase was a direct result of lower revenues in the quarter ended March 31, 2000.

         General and administrative expenses for the three months ended March 31, 2000 were $808,000, an increase of $451,000, compared to $357,000 for the same period of the prior year. This increase is the result of non-cash charges of $263,000 related to stock option expense, an additional $59,000 for depreciation and amortization expense, an increase of $81,000 for legal expense and settlement of claims, $41,000 for strategic planning for the new business model and $25,000 for investor relations.

         Research and development expenses for the three months ended March 31, 2000 were $647,000, an increase of $546,000, compared to $101,000 for the same period in the prior year. As a percentage of revenues, research and development expenses increased to 1176% in the three months ended March 31, 2000 from 76% for the same period in 1999, as a result of lower revenues and expenditures of $545,000 for website content and development in the period ending March 31, 2000.

Interest expense for the three months ended March 31, 2000 was $500,000 compared to $240,000 for the same period in 1999, an increase of $260,000. Interest expense includes one-time non-cash charges of $446,000 relating to the amortization of debt discount in the first quarter of 2000 and one-time non-cash charges of $174,000 in the first quarter of 1999, relating to the valuation of the $250,000 of convertible debentures and $50,000 for amortization of the discount on the detachable warrants issued through March 1999. Other expense of $103,000 in the three months ended March 31, 2000 is primarily for one time non-cash charges associated with warrants granted to new investors.

         No income taxes are payable at March 31, 2000, the result of the Company's year-to-date loss and the result of federal net operating losses at December 31, 1999 of approximately $30,552,000. The net operating losses may potentially reduce federal income tax liability, due in future periods and which begin to expire in 2008, In certain circumstances, as specified in Section 382 of the Internal Revenue Code, a fifty percent or more ownership change by certain combinations of the Company's stockholders during any three-year period would result in limitations on the Company's ability to utilize its net operating loss carryforwards. As a result of investment and conversion of convertible debt to equity totaling $3.2 million, a 50% or more ownership change has occurred.

Liquidity and Capital Resources

         As of March 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $153,000 and net accounts receivable of $76,000. This compares to cash, cash equivalents and short-term investments of $198,000 and net accounts receivable of $63,000 at December 31, 1999. The change in liquidity and capital resources is the result of negative cash flow from operations during the first quarter of 2000.

         The Company's current liabilities at March 31, 2000 were $3,947,000 compared to $3,237,000 at December 31, 1999. As of March 31, 2000, working capital totaled a negative $3,625,000. The Company's operating activities used cash of $1,101,000 for the three month period ending March 31, 2000, due primarily to operating losses of $1,576,000. This use of cash is an increase of $745,000 from the first quarter of 1999. The increase in cash used in the first quarter of 2000 compared to the same quarter in 1999 is principally due to higher operating costs associated with the development of the recordLab.com website.

         In February and March 2000 the Company sold 267,818 shares of the Company's common stock to several investors. The agreements provided for investment at $2.75 per share, yielding a total investment of $736,500. The agreements further provided for three year warrants to purchase 10% of the shares purchased under the agreements, or a total of 26,782 shares for $4.00 per share.

         To date, the Company has financed its operations principally through net proceeds from two public offerings and private placements of debt and equity. Cash on hand, along with cash generated from the sale of products and collections of accounts receivable, will not be sufficient to meet the Company's requirements for the current week. The Company's ability to fund continued operations depends on raising additional capital immediately. Should the Company be unable to raise additional capital this week, the Company will be required to significantly reduce operations, reduce expenses, and may find it necessary to file for protection under the bankruptcy code. Such steps would have a material adverse effect on the Company's ability to establish profitable operations in the future. The Company will continue to pursue other financing arrangements to increase its cash reserves. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable.


Trade Debt and Other Matters

         As of March 31, 2000, the Company had $433,000 of accounts payable that were current, $150,000 extended to between 31 and 60 days and $712,000 extended over 60 days. The level of extended accounts payable results from the Company's negative operating cash. The Company has entered into plans to extend payments beyond due dates in the original purchase orders. There is no certainty that the Company will be able to continue to meet extended payment terms. The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $610,000. Six of these vendors have initiated litigation for claims or received judgments totaling approximately $81,000. The Company has reached settlement agreements with some vendors and is negotiating with the remainder. Some vendors have stopped making sales to the Company and others have required cash on delivery terms.

The Company is in default of its office lease resulting from partial payment of its lease obligation due on May 1, 2000. The lessor has agreed in principle to a cure period and to forebear from enforcing its rights under the lease agreement until June 6, 2000. If the lessor were to exercise its rights under the lease, it would have a material adverse effect on the Company's operations. Under the terms of the forbearance agreement, the lessor grants to the Company a cure period ending on June 6, 2000 by which date the Company must have paid to the lessor a total of $68,000, applicable to lease payments due on May 1, and June1, 2000.

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

Subsequest Events

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

         In April 2000 the Company's Board of Directors elected Dalton Kaye as Chairman of the Board and Larry Foster as Vice-Chairman.

         In April 2000 an investor purchased 100,000 shares of the Company's common stock for $118,750. The investor also received three year warrants to purchase an additional 25,000 shares for $2.00 per share. The agreement requires the Company to register the shares within 45 days.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

             In 1997, an entity ("Claimant") which sold substantially all of its assets to the Company in 1995 demanded that the Company arbitrate certain claims arising from the sale. The claims aggregated in excess of $1 million. The parties reached an agreement in July 1998 outside of arbitration. In exchange for the mutual release of all claims and counterclaims, the Company agreed to provide total consideration of $420,000, $25,000 in cash and the remainder comprised of forgiveness of $112,000 in debt and issuance of approximately 633,000 recordLab common shares. The Company agreed to file a registration statement for these shares within 30 days after final authorization by the shareholders in 1998, but has not filed the registration statement as of this date. Payments totaling $20,000 have been made. The debt of $112,000 has been fully reserved and expense of $283,000 for the additional common shares has been booked as of December 31, 1998. recordLab agreed to remove restrictive legends on 166,667 of previously issued shares. The Company believes that the Claimant's subsequent actions nullified this agreement. In July 1999 the Company demanded the return of all consideration. In December 1999 the Company cancelled the 633,000 shares previously issued and reserved the $269,000 related to the value of those shares. recordLab has petitioned the court to dismiss the case. In April 2000, the Company and Claimant entered into settlement discussions, which are on-going. The ultimate outcome is unknown, but the Company is vigorously defending against the claim.

             In March 1997, a former sales representative ("Plaintiff") filed suit in Michigan against the Company under a certain manufacturer's representative agreement ("Agreement") entered into between the parties in November 1994. Plaintiff claims that the Company breached the Agreement by failing to pay commissions and is seeking damages in excess of $75,000. recordLab denies that it failed to pay commissions under the Agreement and is asserting counterclaims for over payments and return credits. Damages asserted by the Company exceed the damages claimed by the Plaintiff. The lawsuit is at the trial stage and the ultimate outcome cannot be determined at this time. The Company believes that it has meritorious defenses and is vigorously defending against the claim.

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

             The Company has received demand letters from certain vendors requesting immediate payment of amounts owing them totaling approximately $610,000. Six of these vendors have initiated litigation for claims or received judgments totaling approximately $81,000. The Company has reached settlement agreements with some vendors and is negotiating with the remainder. Some vendors have stopped making sales to the Company and others have required cash on delivery terms.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

             The annual meeting of shareholders was held on January 31, 2000 near the Company's headquarters in Issaquah, Washington. Matters submitted to the shareholders for a vote were as follows:

             Election of Directors - All Directors were elected at the meeting. Mr. Bauer and Mr. Chasan, whose terms expire at the 2000 annual meeting, each received 15,036,720 votes for their election and 21,173 votes were withheld. Mr Foster and Ms. Murry, whose terms expire at the 2001 annual meeting, each received 15,036,503 votes for their election and 21,390 votes were withheld. Mr. Lloyd, who's term also expires at the 2001 annual meeting, received 15,036,720 votes for his election and 21,173 votes were withheld. Mr. Kaye and Mr Orbach, whose terms expire at the 2002 annual meeting, received 15,036,720 and 15,036,503 votes respectively for their election and 21,173 and 21,390 votes respectively were withheld.

             Selection of Independent Accountants - The selection of PricewaterhouseCoopers LLP as the Company's independent accountants was ratified. The results of the vote were 15,013,163 FOR and 30,568 AGAINST with 14,162 abstentions.

             Proposal to Amend the Articles of Incorporation to Increase the Authorized Common Shares to 50 Million - This increase of 25 million shares in the authorized common shares was approved by the shareholders. The results of the vote were 14,862,573 FOR and 173,371 AGAINST with 21,949 abstentions.

             Ratification of the 1999 Stock Option Plan - The plan was ratified. The shareholder votes were 11,260,213 FOR and 198,641 AGAINST with 50,546 abstentions and 3,548,493 broker non-votes.

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

a)       EXHIBITS - No. 27 Financial Data Schedule
b) FORM 8-K - was filed on April 18, 2000 reporting the change of the Company name from Midisoft Corporation to recordLab Corporation.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             recordLab CORPORATION
                                                  (Registrant)

Date: May 19, 2000

                                    BY:  /S/   Gary M. Cully
                                    Gary M. Cully, Vice President of Finance and
                                                   Chief Financial Officer